Form 10QSB
period 1994-06-30
COMPU GRAPHICS INC
filed 1997-11-25
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.


                       Commission File Number 33-55254-40


                              COMPU-GRAPHICS, LTD.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                          87-0485311
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                   440 Louisiana, Suite 475, Houston, TX 77002
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
            ---  ---

        Class                 Shares Outstanding               Date
       -------                ------------------              ------
Common, $.001 par value            1,000,000              August 1, 1994

                              COMPU-GRAPHICS, LTD.

                                      INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I - FINANCIAL INFORMATION

     Item 1.Financial Statements

          Condensed Balance Sheets - June 30, 1994 and
          December 31, 1993 ..........................................   1

          Condensed  Statements of Operations - For the three
          months and six months ended June 30, 1994 and 1993 and
          for the period from inception (July 26, 1990) to
          June 30, 1994...............................................   2

          Condensed Statements of Cash Flows - For the six months
          ended June 30, 1994 and 1993 and for the period from
          inception (July 26, 1990) to June 30, 1994 .................   3

          Notes to Condensed Financial Statements.....................   4

     Item 2.Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   5

PART II - OTHER INFORMATION...........................................   5

     Item 6.Exhibits and Reports on Form 8-K..........................   5

SIGNATURES............................................................   6

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                               June 30,            December 31,
                                                                 1994                  1993
                                                              --------             -----------
Current Assets
     Cash                                                     $      0              $      0
                                                              --------              --------
        Total Current Assets                                         0                     0
                                                              --------              --------
Total Assets                                                  $      0              $      0
                                                              ========              ========

                        Liabilities & Stockholder Equity

Current Liabilities
     Accounts Payable                                         $      0              $      0
                                                              --------              --------
     Total Current Liabilities                                $      0              $      0
                                                              --------              --------

Stockholders Equity
     Authorized shares 25,000,000
     $0.001 par value; 1,000,000
     outstanding at 6-30-94 and
     at 12-31-93                                                 1,000                1,000

     Deficit accumulated during
     development stage                                          (1,000)              (1,000)
                                                              --------              -------

Total Stockholders Equity                                     $      0              $     0
                                                              --------              -------

Total Liabilities & Stockholders Equity                       $      0              $     0
                                                              ========              =======


                      See Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                                                                                 From
                                                                                               Inception
                                          For the Three                                     (July 26, 1990)
                                          Months Ended           For the Six Months             Through
                                            June 30,               Ended June 30,              June 30,
                                  --------------------------     -------------------------     ----------
                                  1994            1993           1994           1993           1994
                                  ----------      ----------     ----------     ----------     ----------
REVENUES                         $         0     $         0    $         0    $         0    $         0
                                 -----------     -----------    -----------    -----------    -----------
EXPENSES
     Administration Expenses               0               0              0              0          1,000
                                 -----------     -----------    -----------    -----------    -----------
         Total Expenses                    0               0              0              0          1,000
NET (LOSS)                       $        (0)    $        (0)  $         (0)   $        (0)   $    (1,000)
                                 ===========     ===========    ===========    ===========    ===========
(LOSS) PER SHARE                 $      (.00)    $      (.00)  $       (.00)   $      (.00)   $      (.01)
                                 ===========     ===========    ===========    ===========    ===========
AVERAGE SHARES
OUTSTANDING                        1,000,000       1,000,000      1,000,000      1,000,000      1,000,000
                                 ===========     ===========    ===========    ===========    ===========



                                       See Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                          For the Six Months Ended   From Inception (July 26, 1990)
                                                  June 30,                 to June 30, 1994
                                          ------------------------   -----------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES
Net Income (Loss)                         $     (0)   $    (0)              $  (1,000)
Adjustments to reconcile net loss
to cash used in operating
activities:                                      0          0                       0
                                          --------    -------               ---------

Net Cash Used By Operating
Activities                                $     (0)   $     0               $  (1,000)
                                          --------    -------               ---------


CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of
common stock                                     0          0                  1,000
                                          --------    -------               ---------

Net cash provided from financing
activities                                $      0    $     0                  1,000
                                          --------    -------              ---------

Net Increase (Decrease) in Cash           $      0    $     0              $       0

Cash at Beginning of Period                      0          0                      0
                                          --------    -------              ---------

Cash at End of Period                     $      0    $     0              $       0
                                          ========    =======              =========


                                       See Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                  June 30, 1994


1.       General

         The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1993 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1993. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

         During the three months and six months ended June 30, 1994 and 1993, the Company had no operations other than the search for a business to acquire or with which to combine.

         The Company reported no revenues or expenses for either of the three month of six month periods ended June 30, 1994 or 1993 and the Company incurred no expenses for either the three-month or six month periods ended June 30, 1994 or 1993.

Material Changes in Financial Condition, Liquidity and Capital Resources

         At June 30, 1994 the Company had no current assets and no current liabilities as compared to no current assets and no current liabilities at December 31, 1993.

         Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.



                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits
               27.1 Financial Data Schedule
          b)   Reports on Form 8-K
               None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COMPU-GRAPHICS, LTD.



Date: August 1, 1994                    By: /s/ Craig Barton
                                          -------------------------------------
                                          Craig Barton, President
                                          Principal Executive Officer and
                                          Principal Financial Officer



Date: August 1, 1994                    By: /s/ Hank Vanderkam
                                          -------------------------------------
                                          Hank Vanderkam, Treasurer
                                          Principal Financial Officer