Form 10QSB
period 1996-03-31
COMPU GRAPHICS INC
filed 1997-11-26
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
            ---  ---

        Class                 Shares Outstanding               Date
       -------                ------------------              ------
Common, $.001 par value            1,000,000                May 1, 1996

                              COMPU-GRAPHICS, LTD.

                                      INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I - FINANCIAL INFORMATION

     Item 1.Financial Statements

          Condensed Balance Sheets - March 31, 1996 and
          December 31, 1995 ..........................................   1

          Condensed  Statements of Operations - For the three
          months ended March 31, 1996 and 1995 and
          for the period from inception (July 26, 1990) to
          March 31, 1996..............................................   2

          Condensed Statements of Cash Flows - For the three months
          ended March 31, 1996 and 1995 and for the period from
          inception (July 26, 1990) to March 31, 1996 .................   3

          Notes to Condensed Financial Statements.....................   4

     Item 2.Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   5

PART II - OTHER INFORMATION...........................................   5

     Item 6.Exhibits and Reports on Form 8-K..........................   5

SIGNATURES............................................................   6

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                              March 31,            December 31,
                                                                1996                  1995
                                                              --------             -----------
Current Assets
     Cash                                                     $      0              $      0
                                                              --------              --------
        Total Current Assets                                         0                     0
                                                              --------              --------
Total Assets                                                  $      0              $      0
                                                              ========              ========

                        Liabilities & Stockholder Equity

Current Liabilities
     Accounts Payable                                         $      0              $      0
                                                              --------              --------
     Total Current Liabilities                                $      0              $      0
                                                              --------              --------

Stockholders Equity
     Authorized shares 25,000,000
     $0.001 par value; 1,000,000
     outstanding at 3-31-96 and
     at 12-31-95                                                 1,000                1,000

     Deficit accumulated during
     development stage                                          (1,000)              (1,000)
                                                              --------              -------

Total Stockholders Equity                                     $      0              $     0
                                                              --------              -------

Total Liabilities & Stockholders Equity                       $      0              $     0
                                                              ========              =======


                      See Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                                                            From
                                                                          Inception
                                          For the Three                (July 26, 1990)
                                          Months Ended                    Through
                                            March 31,                     March 31,
                                  --------------------------             ----------
                                  1996            1995                     1996
                                  ----------      ----------             ----------
REVENUES                         $         0     $         0             $         0
                                 -----------     -----------             -----------
EXPENSES
     Administration Expenses               0               0                   1,000
                                 -----------     -----------             -----------
         Total Expenses                    0               0                   1,000

NET (LOSS)                       $        (0)    $        (0)            $    (1,000)
                                 ===========     ===========             ===========
(LOSS) PER SHARE                 $      (.00)    $      (.00)            $      (.01)
                                 ===========     ===========             ===========
AVERAGE SHARES
OUTSTANDING                        1,000,000       1,000,000               1,000,000
                                 ===========     ===========             ===========



                                       See Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                          For the Three Months Ended    From Inception (July 26, 1990)
                                                  March 31,                      to March 31
                                          ------------------------      -----------------------------
                                          1996           1995                       1996
                                          ----           ----                       ----

CASH FLOWS FROM FINANCING
ACTIVITIES
Net Income (Loss)                         $     (0)   $    (0)              $  (1,000)
Adjustments to reconcile net loss
to cash used in operating
activities:                                      0          0                       0
                                          --------    -------               ---------

Net Cash Used By Operating
Activities                                $     (0)   $     0               $  (1,000)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of
common stock                                     0          0                  1,000
                                          --------    -------               --------

Net cash provided from financing
activities                                $      0    $     0                      0
                                          --------    -------              ---------

Net Increase (Decrease) in Cash           $      0    $     0              $       0

Cash at Beginning of Period                      0          0                      0
                                          --------    -------              ---------

Cash at End of Period                     $      0    $     0              $       0
                                          ========    =======              =========


                                       See Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                  March 31, 1996


1.       General

         The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 1996 and 1995, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company  reported  no revenues or expenses for the  three month periods
ended   March 31, 1996 or 1995  nor  did the  Company incurred  any expenses for either period.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31,  1996   the  Company  had   no  current assets and  no current
liabilities as compared to no current assets and no current liabilities at March 31, 1995.

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