Form 10QSB
period 1997-06-30
COMPU GRAPHICS INC
filed 1997-11-26
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
            ---  ---

        Class                 Shares Outstanding               Date
       -------                ------------------              ------
Common, $.001 par value            1,000,000              August 1, 1997

                              COMPU-GRAPHICS, LTD.

                                      INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I - FINANCIAL INFORMATION

     Item 1.Financial Statements

          Condensed Balance Sheets - June 30, 1997 and
          December 31, 1996 ..........................................   1

          Condensed  Statements of Operations - For the three
          months and six months ended June 30, 1997 and 1996 and
          for the period from inception (July 26, 1990) to
          June 30, 1997...............................................   2

          Condensed Statements of Cash Flows - For the six months
          ended June 30, 1997 and 1996 and for the period from
          inception (July 26, 1990) to June 30, 1997 .................   3

          Notes to Condensed Financial Statements.....................   4

     Item 2.Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   5

PART II - OTHER INFORMATION...........................................   5

     Item 6.Exhibits and Reports on Form 8-K..........................   5

SIGNATURES............................................................   6

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                               June 30,            December 31,
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
     $0.001 par value; 1,000,000
     outstanding at 6-30-97 and
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
                                                              ========              =======


                      See Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                                                                                 From
                                                                                               Inception
                                          For the Three                                     (July 26, 1990)
                                          Months Ended           For the Six Months             Through
                                            June 30,               Ended June 30,              June 30,
                                  --------------------------     -------------------------     ----------
                                  1997            1996           1997           1996           1997
                                  ----------      ----------     ----------     ----------     ----------
REVENUES                         $         0     $         0    $         0    $         0    $         0
                                 -----------     -----------    -----------    -----------    -----------
EXPENSES
     Administration Expenses               0               0              0              0          1,000
                                 -----------     -----------    -----------    -----------    -----------
         Total Expenses                    0               0              0              0          1,000
NET (LOSS)                       $        (0)    $        (0)  $         (0)   $        (0)   $    (1,000)
                                 ===========     ===========    ===========    ===========    ===========
(LOSS) PER SHARE                 $      (.00)    $      (.00)  $       (.00)   $      (.00)   $      (.01)
                                 ===========     ===========    ===========    ===========    ===========
AVERAGE SHARES
OUTSTANDING                        1,000,000       1,000,000      1,000,000      1,000,000      1,000,000
                                 ===========     ===========    ===========    ===========    ===========



                                       See Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                          For the Six Months Ended   From Inception (July 26, 1990)
                                                  June 30,                     to June 30
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
                                          ========    =======              =========


                                       See Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                  June 30, 1997


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

         During the three months and six months ended June 30, 1997 and 1996, the Company had no operations other than the search for a business to acquire or with which to combine.

         The Company reported no revenues or expenses for either of the three month of six month periods ended June 30, 1997 or 1996 and the Company incurred no expenses for either the three-month or six month periods ended June 30, 1997 or 1996.

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