Form 10KSB
period 1994-12-31
COMPU GRAPHICS INC
filed 1997-12-02
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

( x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (Fee Required)

                   For the Fiscal Year Ended December 31, 1994

(   ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE  SECURITIES
      EXCHANGE  ACT OF 1934 (No Fee Required)

        For the transition period from ______________ to _______________.

                         Commission File No. 33-55254-40

                              COMPU-GRAPHICS, LTD.
                 (Name of small business issuer in its charter)

           Nevada                                        87-0485311
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S.   Employer   Identification)
of incorporation or organization)

                 440 Louisiana, Suite 475, Houston, Texas 77002
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Include Area Code: (713) 547-8900

Securities Registered Pursuant to Section 13 of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
--------------------                   -----------------------------------------
        None                                           None

Securities Registered Pursuant to Section 15(d) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes ( x ) No (   )

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( x )

     The issuer's revenues for its most recent fiscal year were $0.00.

     As of March 31, 1995, 1,000,000 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

         ITEM 1.  DESCRIPTION OF BUSINESS....................................3
         ITEM 2.  DESCRIPTION OF PROPERTIES..................................3
         ITEM 3.  LEGAL PROCEEDINGS .........................................3
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS......................................3

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS..............................4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.......................4
         ITEM 7.  FINANCIAL STATEMENTS.......................................4
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE..................10

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                    AND CONTROL PERSONS; COMPLIANCE WITH
                    SECTION 16(a) OF THE EXCHANGE ACT.......................11
         ITEM 10. EXECUTIVE COMPENSATION....................................11
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT...................................11
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............12
         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K..........................12


SIGNATURES..................................................................13

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

The Company

     The Company was incorporated under the laws of Nevada on July 26, 1990. The Company has had no operations to date. The Company was formed to review and make investments or seek business opportunities in any industry. There are no present plans or commitments with respect to any given business or industry and no assurance can be given that the Company will be able to acquire suitable business opportunities or that such business opportunities, if acquired, will be successful. Investors should be aware of the scarcity of and competition for business opportunities, as well as the lack of capital of the Company. The Company has not yet engaged in any business operations in the sense that it has generated any sales or profits. The Company is attempting to acquire assets and properties in a variety of businesses by evaluating business plans submitted by interested parties, but presently has no specific type of business, asset or property which it contemplates acquiring.

     The success of the Company is dependent upon management's ability to find business opportunities on behalf of the Company. In merger/acquisition transactions similar to those contemplated by the Company, present management would be replaced by new management and additional shares would be issued as consideration for the new assets being transferred into the Company. There may be possible conflicts of interest in that all of the principal shareholders of the Company are involved in other similar companies.

     It is anticipated that the shareholders of the Company will be unable to pass upon the merits of assets required under applicable law, the shareholders may not be entitled to Dissenter's Rights or Rights to Appraisal upon a merger or acquisition. Although the Company has been in existence since July 26, 1990, it has no operational history and has yet to engage in business of any kind. Management of the Company does not have any specific assets, business or properties contemplated for purchase and therefore, an investment in the shares of the Company involves an extremely high degree of risk. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. Furthermore, the Company will be subject to extensive regulatory obligations under the Securities Exchange Act of 1934.

Financial Information About Industry Segments

     The Company had no operating business and therefore can report no financial information on industry segments.

ITEM 2.  DESCRIPTION OF PROPERTIES

     None

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 1994.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                                     1994                             1993
                              High            Low             High             Low
                             ------          ------          ------           ------

First Quarter               No Quote        No Quote
Second Quarter              No Quote        No Quote        No Quote         No Quote
Third Quarter               No Quote        No Quote        No Quote         No Quote
Fourth Quarter              No Quote        No Quote        No Quote         No Quote

     As of March 31, 1995, there was no quote for the stock

     As of March 31, 1995, there were approximately 380 holders of record of the Common Stock of the Company.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     As discussed above (see "ITEM 1. Description of Business"), the Company has been in existence since July 26, 1990. It has no operational history and has yet to engage in business of any kind. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. The Company has no assets and no liabilities and no business opportunities are presently contemplated for acquisition. In addition, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. All expenses have been paid by loans from shareholders.

     Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company's without assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expense of legal and accounting fees, and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                       Page
                                                       ----
         Independent Auditor Report.....................5
         Balance Sheet..................................6
         Statement of Operations........................7
         Statement of Stockholders' Equity..............8
         Statement of Cash Flows........................9
         Notes to Financial Statements.................10

The Board of Directors and Stockholders
Compu-Graphics, Ltd.

     We have audited the accompanying balance sheet of Compu-Graphics, Ltd., a development stage enterprise, as of December 31, 1994 and the related statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from July 26, 1990 (date of inception) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended December 31, 1993, and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

     We conducted our audit with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material aspects, the financial position of Compu-Graphics, Ltd. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended and for the period from July 26, 1990 (date of inception) to December 31, 1994 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have assets or sources of revenue, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might relate from the outcome of this uncertainty.

                                             /s/ Thomas Leger & Co. L.L.P.
                                             Thomas Leger & Co. L.L.P.

November 21, 1997
Houston, Texas

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                  As of December 31
                                                  -----------------

                                             1994                   1993
                                             ----                   ----

Current Assets
     Cash                                   $     0                 $     0
                                            -------                 -------
     Total Current Assets                         0                       0
                                            -------                 -------
Total Assets                                $     0                 $     0
                                            =======                 =======

                        Liabilities & Stockholders Equity

Current Liabilities                         $     0                 $     0
                                            -------                 -------
Total Liabilities                           $     0                 $     0
                                            -------                 -------

Stockholders Equity
     Authorized shares 25,000,000
     $0.001 par value; 1,000,000
     outstanding at December 31, 1994
     and at 1993                              1,000                   1,000
                                           --------                 -------

     Deficit accumulated during
     development stage                       (1,000)                 (1,000)
                                           --------                 -------

Total Stockholders Equity                  $      0                 $     0
                                           --------                 -------

Total Liabilities & Stockholders Equity    $      0                 $     0
                                           ========                 =======

          See Accountants' Report and Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                             Statement of Operations

                                                            From Inception
                                 For the year ended         (July 26, 1990)
                                    December 31,          Through December 31,
                                 1994             1993            1994
                                 ----             ----            ----

REVENUES                         $         0   $         0     $         0
                                 -----------   -----------     -----------
EXPENSES
     Administration Expenses               0             0           1,000
                                 -----------   -----------     -----------

     Total Expenses              $         0   $         0     $     1,000
                                 -----------   -----------     -----------

NET (LOSS)                       $         0             0          (1,000)
                                 ===========   ===========     ===========

(LOSS) PER SHARE                         .00           .00            (.01)
                                 ===========   ===========     ===========

AVERAGE SHARES
OUTSTANDING                        1,000,000     1,000,000       1,000,000
                                 ===========   ===========     ===========

          See Accountants' Report and Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       Period from July 26, 1990 (Date of Inception) to December 31, 1994

                                  Common Stock

                                           Shares         Amount         Accumulated Deficit

Balance, July 26, 1990 (Date of
Inception)                                 $        0     $        0         $        0

Issuance of common stock
(restricted) at $.001 per
share, July 26, 1990                        1,000,000           1000                  0

Net loss from operations from July 26,
1990 (date of inception) to December
31, 1990                                                                              0
                                           ----------     ----------         ----------

Balance, December 31, 1990                  1,000,000          1,000             (1,000)

Net loss from operations for the year
ended December 31, 1991                                                               0
                                           ----------     ----------         ----------

Balance, December 31, 1991                  1,000,000          1,000             (1,000)

Net loss from operations for the year                                                                             -
ended December 31, 1992                                                               0
                                           ----------     ----------         ----------

Balance, December 31, 1992                  1,000,000          1,000             (1,000)

Net loss from operations for  the year                                                                            -
ended December 31, 1993                                                               0
                                           ----------     ----------         ----------

Balance, December 31, 1993                  1,000,000          1,000             (1,000)

Net loss from operations for the year
ended December 31, 1994                                                               0
                                           ----------     ----------         ----------

Balance, December 31, 1994                  1,000,000          1,000             (1,000)
                                           ==========     ==========         ==========


         See Accountants' Report and Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                For the Years Ended
                                                     December 31
                                             ---------------------------


                                                                                July 26, 1990 (Date of Inception)
                                               1994               1993                to December 31, 1994
                                              -------            -------        ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                      $    0             $     0                 $(1,000)

Adjustments to reconcile net loss to
cash used in operating activities:
Amortization                                       0                   0                        0
                                              ------              ------                  -------
Net Cash Used By Operating Activities              0                   0                   (1,000)
                                              ------              ------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock             0                   0                    1,000
                                              ------              ------                  -------
Net cash provided by financing activities          0                   0                    1,000
                                              ------              ------                  -------
Net Increase (Decrease) in Cash                    0                   0                        0
                                              ------              ------                  -------
Cash at Beginning of Year                          0                   0                        0
                                              ------              ------                  -------
Cash at End of Year                           $    0              $    0                  $     0
                                              ======              ======                  =======

         See Accountants' Reports and Notes to the Financial Statements

                              Compu-Graphics, Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization

     The financial statements presented are those of Compu-Graphics, Ltd., (a development stage company). The Company was incorporated in the State of Nevada on July 26, 1990. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit.

     b.   Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting.

     c.   Earning (Loss) Per Share

     The computations of earnings (loss) per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

     d.   Income Taxes

     No provision for income taxes has been recorded due to operating losses at December 31, 1994.

     e.   Capitalization

     On July 26, 1990, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $1,000 cash, or an average price of $.001 per share. The Company's authorized capital stock consists of 25,000,000 shares of common stock, $.001 par value.


NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 19, 1997, the Company dismissed its prior auditors, Smith & Company and appointed Thomas Leger & Co. LLP as its new principal accountant to audit its financial statements.

     During the Company's two most recent fiscal years there were no disagreements with Company's accountants on any matter of accounting principal or practice, financial statement disclosure, or auditing scope or procedure. Further, the previous accountant's report on the financialstatements for the past two years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principal.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name                       Age                         Title

Craig Barton                54                  President and Director
Hank Vanderkam              50                  Secretary/Treasurer and Director

     Each of the directors has been elected to serve until the next annual meet-ing of the directors by the shareholders or until their respective successors have been duly elected and shall have qualified.

     Craig Barton was elected President and Director on July 1, 1994. Mr. Barton has a degree in dentistry from the University of Southern California and is pre-sently employed as a business consultant.

     Hank Vanderkam was elected Secretary/Treasurer and Director on July 1,1994. Mr. Vanderkam practices law in Houston, Texas.

Information Regarding Nominees for Election as Directors

     All of the present directors have been nominated for re-election as directors at the Company's next annual shareholders' meeting.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation has been paid to any officer, director or control person during the prior three years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management

     No officer of director of the Company owned any shares of the Company, either directly or beneficially.

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of March 31, 1995, the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.

Name and Address of               Amount and Nature of
  Beneficial Owner                Beneficial Ownership         Percent of Class
-------------------               ---------------------        ----------------

Capital General Corporation
3760 South Highland Drive
Suite 300
Salt Lake City, Utah 84106            420,700                         42.07%

Hank Vanderkam, Trustee
440 Louisiana, Suite 475
Houston, Texas 77002                  510,000                         51.00%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)      Exhibits

                  27.1    Financial Data Schedule

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COMPU-GRAPHICS, LTD.

                                             By: /s/ Craig Barton
                                             -----------------------------------
                                             Craig Barton, President
                                             Principal Executive Officer

Dated:     November 21, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature               Title                                     Date


/s/ Craig Barton            Craig Barton
-------------------         President & Director                  November 21,
                            (Principal Executive Officer)         1997

/s/ Hank Vanderkam          Hank Vanderkam
-------------------         Secretary/Treasurer & Director
                            (Principal Accounting and Financial   November 21,
                            Officer)                              1997