Form 10KSB
period 1996-12-31
COMPU GRAPHICS INC
filed 1997-12-03
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

( x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (Fee Required)

                   For the Fiscal Year Ended December 31, 1996

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

     As of March 31, 1997, 1,000,000 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

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

     None

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                                     1996                             1995
                              High            Low             High             Low
                             ------          ------          ------           ------

First Quarter               No Quote        No Quote        No Quote         No Quote
Second Quarter              No Quote        No Quote        No Quote         No Quote
Third Quarter               No Quote        No Quote        No Quote         No Quote
Fourth Quarter              No Quote        No Quote        No Quote         No Quote

     As of March 31, 1997, there was no quote for the stock.

     As of March 31, 1997, there were approximately 380 holders of record of the Common Stock of the Company.

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

The Board of Directors and Stockholders
Compu-Graphics, Ltd.

     We have audited the accompanying balance sheet of Compu-Graphics, Ltd., a development stage enterprise, as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from July 26, 1990 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

     In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material aspects, the financial position of Compu-Graphics, Ltd. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended and for the period from July 26, 1990 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.

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

                                             /s/ Thomas Leger & Co. L.L.P.
                                             Thomas Leger & Co. L.L.P.

November 21, 1997
Houston, Texas

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                  As of December 31
                                                  -----------------

                                             1996                   1995
                                             ----                   ----

Current Assets
     Cash                                   $     0                 $     0
                                            -------                 -------
     Total Current Assets                         0                       0
                                            -------                 -------
Total Assets                                $     0                 $     0
                                            =======                 =======

                        Liabilities & Stockholders Equity

Current Liabilities                         $     0                 $     0
                                            -------                 -------
Total Liabilities                           $     0                 $     0
                                            -------                 -------

Stockholders Equity
     Authorized shares 25,000,000
     $0.001 par value; 1,000,000
     outstanding at December 31, 1996
     and 1995                                 1,000                   1,000
                                           --------                 -------

     Deficit accumulated during
     development stage                       (1,000)                 (1,000)
                                           --------                 -------

Total Stockholders Equity                  $      0                 $     0
                                           --------                 -------

Total Liabilities & Stockholders Equity    $      0                 $     0
                                           ========                 =======

          See Accountants' Report and Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                             Statement of Operations

                                                            From Inception
                                 For the year ended         (July 26, 1990)
                                    December 31,          Through December 31,
                                 1996             1995            1996
                                 ----             ----            ----

REVENUES                         $         0   $         0     $         0
                                 -----------   -----------     -----------
EXPENSES
     Administration Expenses               0             0           1,000
                                 -----------   -----------     -----------

     Total Expenses              $         0   $         0     $     1,000
                                 -----------   -----------     -----------

NET (LOSS)                       $         0             0          (1,000)
                                 ===========   ===========     ===========

(LOSS) PER SHARE                         .00           .00            (.01)
                                 ===========   ===========     ===========

AVERAGE SHARES
OUTSTANDING                        1,000,000     1,000,000       1,000,000
                                 ===========   ===========     ===========

          See Accountants' Report and Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       Period from July 26, 1990 (Date of Inception) to December 31, 1996

                                  Common Stock

                                           Shares         Amount         Accumulated Deficit

Balance, July 26, 1990 (Date of
Inception)                                 $        0     $        0         $        0

Issuance of common stock
(restricted) at $.001 per
share, July 26, 1990                        1,000,000           1000                  0

Net loss from operations from July 26,
1990 (date of inception) to December
31, 1990                                                                              0
                                           ----------     ----------         ----------

Balance, December 31, 1990                  1,000,000          1,000             (1,000)

Net loss from operations for the year
ended December 31, 1991                                                               0
                                           ----------     ----------         ----------

Balance, December 31, 1991                  1,000,000          1,000             (1,000)

Net loss from operations for the year                                                                             -
ended December 31, 1992                                                               0
                                           ----------     ----------         ----------

Balance, December 31, 1992                  1,000,000          1,000             (1,000)

Net loss from operations for  the year                                                                            -
ended December 31, 1993                                                               0
                                           ----------     ----------         ----------

Balance, December 31, 1993                  1,000,000          1,000             (1,000)

Net loss from operations for the year
ended December 31, 1994                                                               0
                                           ----------     ----------         ----------

Balance, December 31, 1994                  1,000,000          1,000             (1,000)
                                           ==========     ==========         ==========

Net loss from operations for the year
ended December 31, 1995                    ----------     ----------         ----------

Balance, December 31, 1995                  1,000,000          1,000             (1,000)

Net loss from operations for the year
ended December 31, 1996                                                               0
                                           ----------     ----------         ----------
Balance, December 31, 1996                  1,000,000          1,000             (1,000)
                                           ==========     ==========         ==========


         See Accountants' Report and Notes to the Financial Statements

                              COMPU-GRAPHICS, LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                For the Years Ended
                                                     December 31
                                             ---------------------------


                                                                                July 26, 1990 (Date of Inception)
                                               1996               1995                to December 31, 1996
                                              -------            -------        ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                      $    0             $     0                 $(1,000)

Adjustments to reconcile net loss to
cash used in operating activities:
Amortization                                       0                   0                        0
                                              ------              ------                  -------
Net Cash Used By Operating Activities              0                   0                   (1,000)
                                              ------              ------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock             0                   0                    1,000
                                              ------              ------                  -------
Net cash provided by financing activities          0                   0                    1,000
                                              ------              ------                  -------
Net Increase (Decrease) in Cash                    0                   0                        0
                                              ------              ------                  -------
Cash at Beginning of Year                          0                   0                        0
                                              ------              ------                  -------
Cash at End of Year                           $    0              $    0                  $     0
                                              ======              ======                  =======

         See Accountants' Reports and Notes to the Financial Statements

                              Compu-Graphics, Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1996

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

     d.   Income Taxes

     No provision for income taxes has been recorded due to operating losses at December 31, 1996.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name                       Age                         Title

Craig Barton                56                  President and Director
Hank Vanderkam              52                  Secretary/Treasurer and Director

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

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of March 31, 1997, the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.

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