Form 10KSB
period 1997-12-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 1998-04-15
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1997

[  ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                         Commission File No. 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO
                          (Formerly Compu-Graphics Ltd.)
                ------------------------------------------------
                 (Name of small business issuer in its charter)

       Nevada                                                 87-0485311
----------------------                                --------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)

                 440 Louisiana, Suite 475, Houston, Texas 77002
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (713) 547-8900

Securities Registered Pursuant to Section 13 of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
------------------------              ------------------------------------------
         None                                            None

Securities Registered Pursuant to Section 15(d) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes X   No
         ---    ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The issuer's revenues for its most recent fiscal year were $0.00.

     As of March 31, 1998, 10,000 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          ------
PART I

         ITEM 1.      DESCRIPTION OF BUSINESS............................      3
         ITEM 2.      DESCRIPTION OF PROPERTIES..........................      3
         ITEM 3.      LEGAL PROCEEDINGS..................................      3
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS................................      3

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS........................      4
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS...............      4
         ITEM 7.      FINANCIAL STATEMENTS...............................      4
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE.............     10

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT..................     11
         ITEM 10.     EXECUTIVE COMPENSATION.............................     11
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT..............................     11
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....     12
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K...................     12


SIGNATURES...............................................................     13

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

         None

ITEM 3. LEGAL PROCEEDINGS

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                            1997                                 1996
                      -------------------                -------------------
                       High          Low                 High           Low
                      ------        -----               -----          -----
First Quarter        No Quote       No Quote         No Quote         No Quote
Second Quarter       No Quote       No Quote         No Quote         No Quote
Third Quarter        No Quote       No Quote         No Quote         No Quote
Fourth Quarter       No Quote       No Quote         No Quote         No Quote

     As of March 31, 1998, there was no quote for the stock

     As of March 31, 1998, there were approximately 380 holders of record of the Common Stock of the Company.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     As discussed above (see "ITEM 1. Description of Business"), the Company has been in existence since June 26, 1990. It has no operational history and has yet to engage in business of any kind. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. The Company has no assets and no liabilities and no business opportunities are presently contemplated for acquisition. In addition, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. All expenses have been paid by loans from shareholders.

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

ITEM 7. FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                                              Page
                                                             ------
         Independent Auditor Report                             5
         Balance Sheet                                          6
         Statement of Operations                                7
         Statement of Stockholders' Equity                      8
         Statement of Cash Flows                                9
         Notes to Financial Statements                         10

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Latin American Telecommunications Venture Company - LATVCo.
(formerly Compu-Graphics Ltd.)

     We have audited the accompanying balance sheet of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.), a development stage enterprise, as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report, dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.) as of December 31, 1997, and 1996 and the results of its operations and its cash flows for each of the two years in the period ended and for the period from July 26, 1990 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have assets or sources of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     Thomas Leger & Co. L.L.P.

April 13, 1998
Houston, Texas

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-Graphics Ltd.)
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets
                                   ----------


                                                                                           As of December 31,
                                                                                ----------------------------------------
                                                                                     1997                     1996
                                                                                ---------------          ---------------

Current Assets
         Cash                                                                    $            0          $             0
                                                                                ---------------          ---------------
         Total Current Assets                                                                 0                        0
                                                                                ---------------          ---------------
Total Assets                                                                     $            0           $            0
                                                                                ===============          ===============
                       Liabilities & Stockholders' Equity
                                                                                ===============          ===============
Current Liabilities                                                              $            0           $            0
                                                                                ---------------          ---------------
Total Liabilities                                                                             0                        0
                                                                                ---------------          ---------------

Stockholders' Equity
         Authorized shares 99,000,000
         $0.001 par value; 10,000 shares
         outstanding at December 31, 1997,
         and at December 31, 1996, 1,000,000
         shares                                                                              10                    1,000
         Additional Paid In Capital                                                         990                        0
         Deficit accumulated during
         development stage                                                              (1,000)                  (1,000)
                                                                                ---------------          ---------------
Total Stockholders' Equity                                                                    0                        0
                                                                                ---------------          ---------------
Total Liabilities & Stockholders' Equity                                          $           0           $            0
                                                                                ===============          ===============



          See Accountants' Report and Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-Graphics Ltd.)
                          (A Development Stage Company)
                             Statement of Operations



                                                                                                   From Inception (July
                                                                                                     26, 1990) Through
                                                   For the Year Ended December 31,                     December 31,
                                              ------------------------------------------         -------------------------
                                                    1997                     1996                          1997
                                              ----------------        ------------------         -------------------------

REVENUES                                      $              0      $                  0      $                          0
                                              ----------------        ------------------         -------------------------
EXPENSES
Administration Expenses                                      0                         0                             1,000
                                              ----------------        ------------------         -------------------------
         Total Expenses                                      0                         0                             1,000
                                              ----------------        ------------------         -------------------------
NET (LOSS)                                    $              0      $                   0     $                     (1,000)
                                              ================        ==================         =========================
(LOSS) PER SHARE                              $            .00      $                .00      $                       (.01)
                                              ================        ==================         =========================
AVERAGE SHARES OUTSTANDING                              10,000                    10,000                            10,000
                                              ================        ==================         =========================




          See Accountants' Report and Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-graphics, Ltd.)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       Period from July 26, 1990 (Date of Inception) to December 31, 1997

                                                                 Common Stock
                                                   -----------------------------------------
                                                                                                          Accumulated
                                                        Shares       Amount        Paid in Capital          Deficit
                                                       --------     -------       -----------------      --------------

Balance, July 26, 1990 (Date of   Inception)                 0       $    0         $        0            $       0
Issuance of common stock (restricted) at $.001
per share, July 26, 1990                             1,000,000        1,000                  0                    0
Net loss from operations from July 26, 1990
(date of inception) to December 31, 1990                                                                     (1,000)
                                                     ---------      -------          ---------              --------
Balance, December 31, 1990                           1,000,000        1,000                  0               (1,000)
Net loss from operations for the year ended
December 31, 1991                                                                                                 0
                                                     ---------      -------          ---------              --------
Balance, December 31, 1991                           1,000,000        1,000                  0               (1,000)
Net loss from operations for the year ended
December 31, 1992                                                                                                 0
                                                     ---------      -------          ---------              --------
Balance, December 31, 1992                           1,000,000        1,000                  0               (1,000)
Net loss from operations for  the year ended
December 31, 1993                                                                                                 0
                                                     ---------      -------          ---------              --------
Balance, December 31, 1993                           1,000,000        1,000                  0               (1,000)
Net loss from operations for the year ended
December 31, 1994                                                                                                 0
                                                     ---------      --------         ---------              --------
Balance, December 31, 1994                           1,000,000        1,000                  0               (1,000)
Net loss from operations for the year ended
December 31, 1995                                                                                                 0
                                                     ---------      --------         ---------              --------
Balance, December 31, 1995                           1,000,000        1,000                  0               (1,000)
Net loss from operations for the year ended
December 31, 1996                                                                                                 0
                                                     ---------      --------         ---------              ---------
Balance, December 31, 1996                           1,000,000        1,000                  0               (1,000)
Reclassification to Additional Paid in Capital
due to 1:100 Reverse Split                           ( 990,000)        (990)               990                    0
                                                     ---------      --------         ---------              ---------
Net Loss from operations for the year-ended
December 31, 1997                                                                                                 0
                                                     ---------      --------         ---------              ---------
Balance, December 31, 1997                              10,000      $    10           $    990          $    (1,000)
                                                     =========      ========         =========              =========




          See Accountants' Report and Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-graphics, Ltd.)
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                   For the Year Ended December 31,
                                              -----------------------------------------
                                                                                                     July 26, 1990 (Date
                                                                                                      of Inception) to
                                                    1997                     1996                     December 31, 1997
                                              ----------------         ----------------            -----------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss                                        $            0           $            0            $                (1,000)
Adjustments to reconcile net loss to cash
used in operating activities                                 0                        0                                  0
                                              ----------------         ----------------            -----------------------
Net Cash Used By Operating Activities                        0                        0                            (1,000)
                                              ----------------         ----------------            -----------------------
CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common stock                       0                        0                              1,000
                                              ----------------         ----------------            -----------------------
Net cash provided by financing activities                    0                        0                              1,000
                                              ----------------         ----------------            -----------------------
Net Increase (Decrease) in Cash                              0                        0                                  0
Cash at Beginning of Year                                    0                        0                                  0
                                              ----------------         ----------------            -----------------------
Cash at End of Year                             $            0           $            0            $                     0
                                              ================         ================            =======================





          See Accountants' Report and Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-Graphics, Ltd.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Organization

     The financial statements presented are those of Latin American Telecommunications Venture Company - LATVCO. (formerly Compu-Graphics, Ltd.), (a development stage company). The Company was incorporated in the State of Nevada on July 26, 1990. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit.

     B. Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting.

     C. Earning (Loss) Per Share

     The computations of earnings (loss) per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

     D. Income Taxes

     No provision for income taxes has been recorded due to operating losses at December 31, 1997.

     E. Capitalization

     On July 26, 1990, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $1,000 cash, or an average price of $.01 per share. On December 1, 1997 the Company reverse split its shares on a 1:100 basis and changed it's authorized capital stock to consist of 99,000,000 shares of common stock, $.001 par value and 1,000,000 shares of preferred stock, $.001 par value. None of the preferred stock is outstanding. The board of directors is authorized to provide for the issuance of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and the rights of the shares of each such series and the qualifications, limitation or restriction, thereof included but not limited to divided rate, voting right, conversion privileges, redemption rights and other rights, preferences and limitations. Dividends shall be paid or declared and set apart for payment on the preferred stock before dividends shall be paid or declared or set apart for common stock.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years there were no disagreements with Company's accountants on any matter of accounting principal or practice, financial statement disclosure, or auditing scope or procedure. Further, the previous accountant's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principal.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

 Name                       Age                Title
------                     ----               -------

Craig Barton                56                President and Director
Hank Vanderkam              52                Secretary/Treasurer and Director

     Each of the directors has been elected to serve until the next annual meeting of the directors by the shareholders or until their respective successors have been duly elected and shall have qualified.

     Craig Barton was elected President and Director on July 1, 1994. Mr. Barton has a degree in dentistry from the University of Southern California and is presently employed as a business consultant.

     Hank Vanderkam was elected Secretary/Treasurer and Director on July 1, 1994. Mr. Vanderkam practices law in Houston, Texas.

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

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of March 31, 1998, the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.


Name and Address of             Amount and Nature of
 Beneficial Owner               Beneficial Ownership          Percent of Class
--------------------          ------------------------       ------------------

Hank Vanderkam, Trustee
1111 Caroline, Suite 2905
Houston, Texas 77010                    8,800                       88%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None
                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)      Exhibits

                  None


(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LATIN AMERICAN TELECOMMUNICATIONS
                                       VENTURE COMPANY - LATVCO.



                                         By: /s/  Craig Barton
                                           ----------------------------------
                                            Craig Barton, President


Dated:     April 13, 1998



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                    Title                               Date
   -----------                  -------                             ------

 /s/  Craig Barton        Craig Barton
---------------------     President & Director                  April 13, 1998
                         (Principal Executive Officer)

 /s/  Hank Vanderkam      Hank Vanderkam
---------------------     Secretary/Treasurer & Director
                         (Principal Accounting and Financial    April 13, 1998
                          Officer)