Form 10QSB
period 1998-03-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 1998-05-13
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                       Commission File Number 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
          -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         87-0485311
-------------------------------                  ------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   440 Louisiana, Suite 475, Houston, TX 77002
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                          -----------------------------
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

          Class                   Shares Outstanding                 Date
-----------------------          -------------------              ------------
Common, $.001 par value                 10,000                    May 1, 1998

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                                      INDEX

                                                                          Page
                                                                         Number
                                                                        --------
PART I - FINANCIAL INFORMATION

  Item 1.Financial Statements

     Condensed Balance Sheets - March 31, 1998 and
     December 31, 1997...................................................     1

     Condensed Statements of Operations - For the three months
     ended March 31, 1998 and 1997 and for the period from
     inception (July 26, 1990) to March 31, 1998.........................     2

     Condensed Statements of Cash Flows - For the three months ended
     March 31, 1998 and 1997 and for the period from inception
     (July 26, 1990) to March 31, 1998...................................     3

     Notes to Condensed Financial Statements.............................     4

  Item 2.Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................     5

PART II - OTHER INFORMATION..............................................     5

         Item 6.  Exhibits and Reports on Form 8-K.......................     5


SIGNATURES...............................................................     6

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets



                                     Assets
                                                   March 31,      December 31,
                                                     1998             1997
                                                 -------------    -------------
Current Assets

      Cash                                       $          0     $         0
                                                 -------------    -------------
      Total Current Assets                                  0               0
                                                 -------------    -------------
Total Assets                                     $          0     $         0
                                                 =============    =============
         Liabilities & Stockholders' Equity
                                                 =============    =============
Current Liabilities

      Accounts Payable                           $          0     $         0
                                                 -------------    -------------
Total Current Liabilities                        $          0     $         0
                                                 -------------    -------------
Stockholders' Equity
   Authorized shares 99,000,000
   $0.001 par value; 10,000 outstanding at
   3-31-97 and at 12-31-97                                 10     $        10
Additional paid-in Capital                                990             990
Deficit accumulated during development stage           (1,000)         (1,000)
                                                 --------------   -------------
Total Stockholders' Equity                       $          0     $         0
                                                 --------------   -------------
Total Liabilities & Stockholders' Equity         $          0     $         0
                                                 --------------   -------------



                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations



                                                                 From Inception
                                  For the Three Months Ended    (July 26, 1990)
                                           March 31,           Through March 31,
                                 -----------------------------
                                   1998             1997             1998
                                 -----------    ----------     ----------------
REVENUES                         $         0    $       0       $          0
EXPENSES
     Administrative Expenses               0            0                 100
                                ------------    ----------     ----------------
     Total Expenses                        0    $       0       $       1,000
                                ------------    ----------     ----------------
NET LOSS                        $          0    $       0       $      (1,000)
                                ============    ==========     ================
(LOSS) PER SHARE                $          0    $       0               $(.01)
                                ============    ==========     ================
AVERAGE SHARES OUTSTANDING            10,000       10,000       $      10,000
                                ============    ==========     ================



                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                    For the Three Months     From Inception
                                                           Ended             (July 26, 1990)
                                                         March 31,               through
                                                ------------------------
                                                   1998           1997        March 31, 1998
                                                ----------    ----------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                                 $      0     $      0      $     (1,000)
Adjustments to reconcile net loss
to cash used in operating activities:
Amortization                                            0            0                 0
                                                ----------    ---------    --------------
Net Cash Used By Operating Activities            $      0     $      0      $      (1,000)
                                                ----------    ---------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock           $      0     $      0      $       1,000
                                                ----------    ---------    --------------
Net cash provided from financing activities      $      0     $      0      $       1,000
                                                ----------    ---------    --------------
Net increase (Decrease) in cash                  $      0     $      0      $           0
Cash at beginning of year                        $      0     $      0      $           0
                                                ----------    ---------    --------------
Cash at end of year                              $      0     $      0      $           0
                                                ==========    =========    ==============


                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                 March 31, 1998


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 1998 and 1997, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues or expenses for either of the three month periods ended March 31, 1998 or 1997 nor did the Company incur any expenses in either period.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 1998 the Company had no current assets and no current liabilities as compared to no current assets and no current liabilities at December 31, 1997.

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


                                          LATIN AMERICAN TELECOMMUNICATIONS
                                          VENTURE COMPANY - LATVCO.



Date: May 12, 1998                        By: /s/ Craig Barton
                                             ----------------------------------
                                             Craig Barton, President
                                             and Principal Executive Officer


Date: May 12, 1998                        By: /s/ Hank Vanderkam
                                             ----------------------------------
                                             Hank Vanderkam, Treasurer
                                             Principal Financial Officer