Form 10QSB
period 1998-06-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 1998-07-07
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[   ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                       Commission File Number 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
          -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         87-0485311
  -------------------------------               --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                   440 Louisiana, Suite 475, Houston, TX 77002
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                             ------------------------
                           (Issuer's telephone number)

                                       N/A
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes   X   No
                                      -----    -----

        Class                    Shares Outstanding                    Date
     ------------                ------------------                   -------
Common, $.001 par value                 10,000                      July 1, 1998

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
           -----------------------------------------------------------
                                      INDEX

                                                                        Page
                                                                       Number
                                                                      --------
PART I - FINANCIAL INFORMATION

     Item 1.Financial Statements

         Condensed Balance Sheets - June 30, 1998 and
         December 31, 1997 ..............................................   1

         Condensed Statements of Operations - For the three months
         and six months ended June 30, 1998 and 1997 and for the
         period from inception (July 26, 1990) to June 30, 1998..........   2

         Condensed Statements of Cash Flows - For the six months ended
         June 30, 1998 and 1997 and for the period from inception
         (July 26, 1990) to June 30, 1998  ..............................   3

         Notes to Condensed Financial Statements.........................   4

     Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................  5

PART II - OTHER INFORMATION...............................................  5

     Item 6.  Exhibits and Reports on Form 8-K............................  5


SIGNATURES...............................................................   6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                  Balance Sheet


                                     Assets
                                   ---------

                                                                 June 30,        December 31,
                                                                   1998             1997
                                                              ---------------   -------------

Current Assets
                                                                $         0     $         0
Cash
                                                                ------------    ------------
Total Current Assets                                                      0               0
                                                                ------------    ------------
Total Assets                                                    $         0     $         0
                                                                ============    ============
                       Liabilities & Stockholders' Equity
                       ----------------------------------
Current Liabilities

Accounts Payable                                                $         0     $         0
                                                                ------------    ------------
Total Current Liabilities                                       $         0     $         0
                                                                ------------    ------------
Stockholders' Equity
Authorized shares 99,000,000
$0.001 par value; 10,000 outstanding at 6-30-98 and at 12-31-97          10     $        10
Additional paid-in Capital                                              990             990
Deficit accumulated during development stage                         (1,000)         (1,000)
                                                                ------------    ------------
Total Stockholders' Equity                                      $         0     $         0
                                                                ------------    ------------
Total Liabilities & Stockholders' Equity                        $         0     $         0
                                                                ------------    ------------


                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations


                              For the Three Months Ended       For the Six Months      From Inception
                                       June 30,                 Ended June 30,        (July 26, 1990)
                                                                                      Through June 30,
                               ------------------------      ---------------------   -----------------
                                 1998            1997           1998         1997           1998
                               ---------       --------      --------     --------   -----------------

REVENUES                      $     0         $     0        $     0      $     0      $      0

EXPENSES
Administrative Expenses
                              $     0         $     0        $     0      $     0      $   1000

                              ---------       ---------      ---------    ---------     ---------
Total Expenses                      0         $     0        $     0      $     0      $  1,000

                              ---------       ---------      ---------    ---------     ---------
NET LOSS
                              $     0         $     0        $     0      $     0      $ (1,000)
                              =========       =========      =========   ==========     =========
(LOSS) PER SHARE              $     0         $     0        $     0      $     0      $   (.01)
                              =========       =========      =========   ==========     =========
AVERAGE SHARES OUTSTANDING
                               10,000          10,000         10,000       10,000        10,000
                              =========       =========      =========   ==========     =========


                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                 From Inception
                                                  For the Six Months Ended       (July 26, 1990)
                                                          June 30,                   through
                                                 --------------------------
                                                     1998            1997          June 30, 1998
                                                 ------------  ------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                                 $        0     $        0      $        (1,000)
Net Cash Used By Operating Activities            $        0     $        0      $        (1,000)
                                                 -----------    -----------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock           $        0     $        0      $          1,000
                                                 -----------    -----------     -----------------
Net cash provided from financing activities      $        0     $        0      $          1,000
                                                 -----------    -----------     -----------------
Net increase (Decrease) in cash                  $        0     $        0      $              0
Cash at beginning of year                        $        0     $        0      $              0
                                                 -----------    -----------     -----------------
Cash at end of year                              $        0     $        0      $              0
                                                 ===========    ===========     =================


                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                  June 30, 1998


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and six months ended June 30, 1998 and 1997, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues or expenses for either of the three month or six month periods ended June 30, 1998 or 1997.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 1998 the Company had no current assets and no current liabilities as compared to no current assets and no current liabilities at December 31, 1997.

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


                                              LATIN AMERICAN TELECOMMUNICATIONS
                                              VENTURE COMPANY - LATVCO.



Date: July __, 1998                          By: /s/ Craig Barton
                                                --------------------------------
                                                Craig Barton, President
                                                and Principal Executive Officer


Date: July __, 1998                          By: /s/ Hank Vanderkam
                                                --------------------------------
                                                Hank Vanderkam, Treasurer
                                                Principal Financial Officer