Form 10QSB
period 1998-09-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 1998-10-19
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ____________.

                       Commission File Number 33-55254-40



                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          87-0485311
 -------------------------------                --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


                     440 Louisiana, #475, Houston, TX 77002
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                     Yes  x   No
                                         ---   ----

       Class                    Shares Outstanding                     Date
      -------                   ------------------                    ------
Common, $.001 par value              1,000,000                   October 1, 1998

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

  Item 1.Financial Statements

         Condensed Balance Sheets - September 30, 1998 and
          December 31, 1997 ..........................................      1

         Condensed Statements of Operations - For the three months
          and nine months ended September 30, 1998 and 1997 and for
          the period from inception (July 26, 1990) to September 30,
          1998........................................................      2

         Condensed Statements of Cash Flows - For the nine months
          ended September 30, 1998 and 1997 and for the period from
          inception (July 26, 1990) to September 30, 1998 ............      3

         Notes to Condensed Financial Statements......................      4

  Item 2.Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      5

PART II - OTHER INFORMATION...........................................      5

SIGNATURES............................................................      6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                   September 30,    December 31,
                                                       1998            1997
Current Assets
     Cash                                          $      0          $      0
                                                     -------           -------
        Total Current Assets                              0                 0
                                                     -------           -------
Total Assets                                       $      0          $      0
                                                     =======           =======

                        Liabilities & Stockholder Equity

Current Liabilities
     Accounts Payable                              $      0          $      0
                                                     -------           -------
Total Current Liabilities                          $      0          $      0
                                                     -------           -------

Stockholders Equity
     Authorized shares 25,000,000
     $0.001 par value; 1,000,000
     outstanding at 9-30-98 and
     at 12-31-97                                      1,000             1,000

     Deficit accumulated during
     development stage                               (1,000)           (1,000)
                                                     -------           -------

Total Stockholders Equity                          $      0          $      0
                                                     -------           -------
Total Liabilities & Stockholders Equity            $      0          $      0
                                                     =======           =======


                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations

                                                                                                 From
                                                                                               Inception

                                          For the Three                                     (July 26, 1990)
                                          Months Ended           For the Nine Months            Through
                                          September 30,          Ended September 30,         September 30,
                                       -----------------        ---------------------       ----------------
                                       1998         1997        1998             1997             1998
                                       ----         ----        ----             ----             ----

REVENUES                             $    0       $    0      $    0          $    0          $      0
                                      ------       ------      ------          ------           ------
EXPENSES
     Administration Expenses              0            0           0               0             1,000
         Total Expenses                   0            0           0               0             1,000
                                      ------       ------      ------          ------           ------
NET (LOSS)                           $   (0)      $   (0)     $   (0)         $   (0)         $ (1,000)
                                      ======       ======      ======          ======           ======
(LOSS) PER SHARE                     $ (.00)      $ (.00)     $ (.00)         $ (.00)         $   (.01)
                                      ======       ======      ======          ======           ======
AVERAGE SHARES
OUTSTANDING                       1,000,000    1,000,000   1,000,000       1,000,000         1,000,000
                                  =========    =========   =========       =========         =========



                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows

                               For the Nine Months Ended       Date of Inception
                                      September 30,           (July 26, 1990) to
                                 1998            1997         September 30, 1998
                               --------        --------      -------------------
CASH FLOWS FROM FINANCING
ACTIVITIES
Net Income (Loss)                $   0         $    0            $ (1,000)
Adjustments to reconcile net loss
to cash used in operating
activities:                          0              0                   0
                                 ------        ------             --------
Net Cash Used By Operating
Activities                      $    0        $     0            $ (1,000)


CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of
common stock                         0              0               1,000
                                 ------        ------             --------
Net cash provided from financing
activities                      $    0         $    0               1,000
                                 ------        ------             --------
Net Increase (Decrease) in Cash $    0         $    0            $      0

Cash at Beginning of Period          0              0                   0
                                 ------        ------             --------
Cash at End of Period           $    0         $    0            $      0
                                 ======        ======             ========

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                               September 30, 1998


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and nine months ended September 30, 1998 and 1997, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either the three month or nine month periods ended September 30, 1998 or 1997 and the Company incurred no expenses for either the three-month or nine-month periods ended September 30, 1998 or 1997.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 1998 the Company had no current assets and no current liabilities as compared to no current assets and no current liabilities at December 31, 1997.

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


                                             LATIN AMERICAN TELECOMMUNICATIONS
                                             VENTURE COMPANY - LATVCO.



Date:October 7, 1998                        By: /s/ Craig Barton
                                                --------------------------------
                                                Craig Barton, President
                                                Principal Executive Officer and
                                                Principal Financial Officer



Date:October 12, 1998                        By: /s/ Hank Vanderkam
                                                --------------------------------
                                                 Hank Vanderkam, Treasurer
                                                 Principal Financial Officer