Form 10KSB
period 1998-12-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 1999-02-04
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                         Commission File No. 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO
                         (Formerly Compu-Graphics Ltd.)
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                             87-0485311
--------------------------------                       -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification Number)


                 440 Louisiana, Suite 475, Houston, Texas 77002
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (713) 547-8900

Securities Registered Pursuant to Section 13 of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
      -------------------              -----------------------------------------
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

     As of January 31, 1999, 10,000 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS

                                                                         Page
                                                                        ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS.............................     3
         ITEM 2.  DESCRIPTION OF PROPERTIES...........................     3
         ITEM 3.  LEGAL PROCEEDINGS ..................................     3
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.................................     3

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.........................     4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS................     4
         ITEM 7.  FINANCIAL STATEMENTS................................     4
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..............    10

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT...................    11
         ITEM 10. EXECUTIVE COMPENSATION..............................    11
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...............................    11
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS........................................    12
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K.................................................    12


SIGNATURES............................................................    13

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

          None

ITEM 3. LEGAL PROCEEDINGS

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                                   1998                           1997
                           ---------------------         -----------------------
                             High         Low              High           Low
                           -------      --------         --------      ---------
First Quarter              No Quote      No Quote        No Quote       No Quote
Second Quarter             No Quote      No Quote        No Quote       No Quote
Third Quarter              No Quote      No Quote        No Quote       No Quote
Fourth Quarter             No Quote      No Quote        No Quote       No Quote

     As of January 31, 1999, there was no quote for the stock

     As of January 31, 1999, there were approximately 380 holders of record of the Common Stock of the Company.

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

     On September 1, 1998, the Board of Directors passed a resolution to approve the establishment of a program for the placement in the Federative Republic of Brazil of up to 4,945 (four thousand, nine hundred forty-five) Brazilian Depository Receipts evidencing up to 98,900,000 (ninety-eight million, nine hundred thousand) common shares to be issued by the Company ("BDRs Program") and to approve the issuance of up to 98,900,000 (ninety-eight million, nine hundred thousand) common shares under the BDRs Program, each of such shares to have a subscription price of US$5.00 (five United States dollars).

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

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Latin American Telecommunications Venture Company - LATVCo.
(formerly Compu-Graphics Ltd.)

     We have audited the accompanying balance sheet of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.), a development stage enterprise, as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report, dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

     In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.) as of December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended and for the period from July 26, 1990 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

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

January 29, 1999
Houston, Texas

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-Graphics Ltd.)
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets
                                    --------


                                                          As of December 31,
                                                     --------------------------
                                                        1998             1997
                                                     ----------        --------
Current Assets
Cash                                                 $        0      $        0
                                                     -----------    ------------
Total Current Assets                                          0               0
                                                     -----------    ------------
Total Assets                                         $        0      $        0
                                                     ===========    ============
               Liabilities & Stockholders' Equity
               ----------------------------------
Current Liabilities                                  $        0      $        0
                                                     -----------    ------------
Total Liabilities                                             0               0
                                                     -----------    ------------

Stockholders' Equity                                         10              10
Authorized shares 99,000,000
$0.001 par value; 10,000 shares
outstanding at December 31, 1998, and at December 31,
1997, 10,000 shares
Additional Paid In Capital                                 990              99
Deficit accumulated during development stage            (1,000)         (1,000)
                                                     -----------    ------------
Total Stockholders' Equity                                   0               0
                                                     -----------    ------------
Total Liabilities & Stockholders' Equity             $       0       $       0
                                                     ===========    ============

         See Accountants' Report and Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-Graphics Ltd.)
                          (A Development Stage Company)
                             Statement of Operations

                                                            From Inception (July
                                                             26, 1990) Through
                             For the Year Ended December 31,    December 31,
                             -------------------------------  ------------------
                                1998                  1997             1998
                              --------             ----------      -----------
REVENUES                      $        0         $         0        $         0
                             ------------        ------------      -------------
EXPENSES
Administration Expenses                0                   0              1,000
                             ------------        ------------      -------------
Total Expenses                         0                   0              1,000
                             ------------        ------------      -------------
NET (LOSS)                    $        0         $         0        $    (1,000)
                             ============        ============      =============
(LOSS) PER SHARE              $      .00         $       .00        $      (.01)
                             ============        ============      =============
AVERAGE SHARES OUTSTANDING        10,000              10,000             10,000
                             ============        ============      =============


         See Accountants' Report and Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-graphics, Ltd.)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       Period from July 26, 1990 (Date of Inception) to December 31, 1998

                                                     Common Stock
                                                  ---------------------
                                                                                                  Accumulated
                                                  Shares         Amount      Paid in Capital       Deficit
                                                  ------         ------      ---------------       --------

Balance, July 26, 1990 (Date of   Inception)            0       $      0       $        0          $      0

Issuance of common stock (restricted) at        1,000,000          1,000                0                 0
$.001 per share, July 26, 1990

Net loss from operations from July 26, 1990                                                          (1,000)
(date of inception) to December 31, 1990        ---------        --------       -----------         --------

Balance, December 31, 1990                      1,000,000          1,000                0            (1,000)

Net loss from operations for the year ended                                                               0
December 31, 1991                               ---------        --------       -----------         --------

Balance, December 31, 1991                      1,000,000          1,000                0            (1,000)

Net loss from operations for the year ended                                                               0
December 31, 1992                               ---------        --------       -----------         --------

Balance, December 31, 1992                      1,000,000          1,000                0            (1,000)

Net loss from operations for  the year ended                                                              0
December 31, 1993                               ---------        --------       -----------         --------

Balance, December 31, 1993                      1,000,000          1,000                0            (1,000)

Net loss from operations for the year ended                                                               0
December 31, 1994                               ---------        --------       -----------         --------

Balance, December 31, 1994                      1,000,000          1,000                0            (1,000)

Net loss from operations for the year ended                                                               0
December 31, 1995                               ---------        --------       -----------         --------

Balance, December 31, 1995                      1,000,000          1,000                0            (1,000)

Net loss from operations for the year ended                                                               0
December 31, 1996                               ---------        --------       -----------         --------

Balance, December 31, 1996                      1,000,000          1,000                0            (1,000)

Reclassification to Additional Paid in          ( 990,000)          (990)             990                 0
Capital due to 1:100 Reverse Split              ---------        --------       -----------         --------

Net Loss from operations for the year-ended                                                               0
December 31, 1997                               ---------        --------       -----------         --------

Balance, December 31, 1997                        10,000              10              990            (1,000)
                                                ---------        --------       -----------         --------
Net Loss from operations for the year-ended                                                               0
December 31, 1998                               ---------        --------       -----------         --------

Balance, December 31, 1998                         10,000      $      10        $     990         $  (,1000)
                                                =========        ========       ===========         =========


          See Accountants' Report and Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-graphics, Ltd.)
                          (A Development Stage Company)
                            Statements of Cash Flows


                                          For the Year Ended December 31,
                                         --------------------------------
                                                                           July 26, 1990 (Date
                                                                            of Inception) to
                                              1998           1997           December 31, 1998
                                            ---------      ---------       -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                   $         0    $     0               $ (1,000)
Adjustments to reconcile net loss to cash
used in operating activities                         0          0                      0
                                          -------------    ---------             -----------
Net Cash Used By Operating Activities                0          0                 (1,000)
                                          -------------    ---------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES                 0          0                  1,000
Proceeds from issuance of common stock
                                          -------------    ---------             -----------
Net cash provided by financing activities            0          0                  1,000
                                          -------------    ---------             -----------
Net Increase (Decrease) in Cash                      0          0                      0
Cash at Beginning of Year                            0          0                      0
                                          -------------    ---------             -----------
Cash at End of Year                        $         0    $     0               $      0
                                          =============    =========             ===========


         See Accountants' Report and Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-Graphics, Ltd.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1998

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

          On September 1, 1998, the Board of Directors passed a resolution to approve the establishment of a program for the placement in the Federative Republic of Brazil of up to 4,945 (four thousand, nine hundred forty-five) Brazilian Depository Receipts evidencing up to 98,900,000 (ninety-eight million, nine hundred thousand) common shares to be issued by the Company ("BDRs Program") and to approve the issuance of up to 98,900,000 (ninety-eight million, nine hundred thousand) common shares under the BDRs Program, each of such shares to have a subscription price of US$5.00 (five United States dollars).

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

 Name                       Age              Title
-------                   -------          ----------

Craig Barton                57              President and Director
Hank Vanderkam              54              Secretary/Treasurer and Director

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

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of January 1999 the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.


 Name and Address of                Amount and Nature of
  Beneficial Owner                  Beneficial Ownership        Percent of Class
---------------------               ----------------------      ----------------

Hank Vanderkam, Trustee
440 Louisiana, Suite 475
Houston, Texas 77002                             8,800                 88%

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

                                   LATIN AMERICAN TELECOMMUNICATIONS VENTURE
                                   COMPANY - LATVCO.



                                 By:  /s/ Craig Barton
                                     ---------------------------------------
                                     Craig Barton, President


Dated: January 31, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                Title                                   Date
  -------------            ----------                              --------


/s/  Craig Barton          Craig Barton
-----------------------    President & Director                January 31, 1999
                           (Principal Executive Officer)

/s/  Hank Vanderkam        Hank Vanderkam
------------------------   Secretary/Treasurer & Director
                          (Principal Accounting and Financial  January 31, 1999
                           Officer)