Form 10QSB
period 1999-03-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 1999-04-05
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                       Commission File Number 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        87-0485311
--------------------------------             -----------------------------------
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

                                Yes   x     No
                                    ------    ------

         Class                         Shares Outstanding             Date
        -------                       ---------------------         --------
Common, $.001 par value                      10,000                April 1, 1999

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
           -----------------------------------------------------------
                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1.Financial Statements

           Condensed Balance Sheets - March 31, 1999 and
           December 31, 1998 ...............................................1

           Condensed Statements of Operations - For the three months
           ended March 31, 1999 and 1998 and for the period from
           inception (July 26, 1990) to March 31, 1999......................2

           Condensed Statements of Cash Flows - For the three months ended March 31, 1999 and 1998 and for the period from inception
           (July 26, 1990) to March 31, 1999 ...............................3

           Notes to Condensed Financial Statements..........................4

  Item 2.Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................5

PART II - OTHER INFORMATION.................................................5

  Item 6.  Exhibits and Reports on Form 8-K.................................5


SIGNATURES..................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets
                                   ----------

                                                                                 December 31,
                                                                March 31, 1999      1998
                                                               ---------------- -------------

Current Assets
                                                                 $         0     $         0
Cash
                                                                 ------------    ------------
Total Current Assets                                                       0               0
                                                                 ------------    ------------
Total Assets                                                     $         0     $         0
                                                                 ============    ============
                       Liabilities & Stockholders' Equity

Current Liabilities

Accounts Payable                                                 $         0     $         0
                                                                 ------------    ------------
Total Current Liabilities                                        $         0     $         0
                                                                 ------------    ------------
Stockholders' Equity
Authorized shares 99,000,000
$0.001 par value; 10,000 outstanding at 3-31-98 and at 12-31-98           10     $        10
Additional paid-in Capital                                               990             990
Deficit accumulated during development stage                         (1,000)         (1,000)
                                                                 ------------    ------------
Total Stockholders' Equity                                       $         0     $         0
                                                                 ------------    ------------
Total Liabilities & Stockholders' Equity                         $         0     $         0
                                                                 ------------    ------------


                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations


                             For the Three Months Ended    From Inception (July
                                     March 31,              26, 1990) Through
                                                                March 31,
                            ------------------------------
                               1999              1998             1999
                            -------------    ------------- -----------------
REVENUES                     $         0     $        0     $             0
EXPENSES
Administrative Expenses                0              0                 100
                             ------------    -----------    ----------------
Total Expenses                         0     $        0     $         1,000
                             ------------    -----------    ----------------
NET LOSS                     $         0     $        0                   $
                                                                    (1,000)
                             ============    ===========    ================
(LOSS) PER SHARE             $         0     $        0              $(.10)
                             ============    ===========    ================
AVERAGE SHARES OUTSTANDING        10,000         10,000     $        10,000
                             ============    ===========    ================

                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                 For the Three Months Ended         From Inception
                                                          March 31,                 (July 26, 1990)
                                                                                        through
                                             ----------------------------
                                                 1999            1998           March 31, 1999
                                             -------------  -------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                             $          0     $        0      $           (1,000)
Adjustments to reconcile net loss
to cash used in operating activities:
Amortization                                            0              0                        0
                                             -------------    -----------     --------------------
Net Cash Used By Operating Activities        $          0     $        0      $           (1,000)
                                             -------------    -----------     --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock       $          0     $        0      $             1,000
                                             -------------    -----------     --------------------
Net cash provided from financing activities  $          0     $        0      $             1,000
                                             -------------    -----------     --------------------
Net increase (Decrease) in cash              $          0     $        0      $                 0
Cash at beginning of year                    $          0     $        0      $                 0
                                             -------------    -----------     --------------------
Cash at end of year                          $          0     $        0      $                 0
                                             =============    ===========     ====================


                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                 March 31, 1999


1.   General

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 1999 and 1998, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues or expenses for either of the three month periods ended March 31, 1999 or 1998 nor did the Company incur any expenses in either period.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 1999 the Company had no current assets and no current liabilities as compared to no current assets and no current liabilities at December 31, 1998.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

Year 2000 Compliance

     Because the Company has no computer operations, the year 2000 compliance is not an issue for the Company.

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


                                              LATIN AMERICAN TELECOMMUNICATIONS
                                              VENTURE COMPANY - LATVCO.



Date: April 5, 1999                           By: /s/ Craig Barton
                                                 -------------------------------
                                                 Craig Barton, President
                                                 and Principal Executive Officer


Date: April 5, 1999                           By: /s/ Hank Vanderkam
                                                 -------------------------------
                                                 Hank Vanderkam, Treasurer
                                                 Principal Financial Officer