Form 10QSB
period 1999-06-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 1999-07-01
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                       Commission File Number 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         87-0485311
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

                   440 Louisiana, Suite 475, Houston, TX 77002
                    (Address of principal executive offices)

                                 (713) 547-8900
                           (Issuer's telephone number)

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

                                   Yes  X   No
                                      -----   -----
          Class                  Shares Outstanding                 Date
  Common, $.001 par value             10,000                    July 1, 1999

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
          -------------------------------------------------------------
                                      INDEX

                                                                           Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

  Item 1.Financial Statements

           Condensed Balance Sheets - June 30, 1999 and
           December 31, 1998 ...............................................  1

           Condensed Statements of Operations - For the three months
           and six months ended June 30, 1999 and 1998 and for the
           period from inception (July 26, 1990) to June 30, 1999...........  2

           Condensed Statements of Cash Flows - For the six months ended
           June 30, 1999 and 1998 and for the period from inception
           (July 26, 1990) to June 30, 1999  ...............................  3

           Notes to Condensed Financial Statements..........................  4

  Item 2.Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  5

PART II - OTHER INFORMATION.................................................  5

  Item 6.  Exhibits and Reports on Form 8-K.................................  5


SIGNATURES..................................................................  6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                  Balance Sheet


                                     Assets
                                    --------

                                                                    June 30,     December 31,
                                                                      1999           1998
                                                                 ------------    ------------
Current Assets
                                                                 $         0     $        0
Cash
                                                                 ------------    -----------
Total Current Assets                                                       0              0
                                                                 ------------    -----------
Total Assets                                                     $         0     $        0
                                                                 ============    ===========
                       Liabilities & Stockholders' Equity
Current Liabilities

Accounts Payable                                                 $         0     $        0
                                                                 ------------    -----------
Total Current Liabilities                                        $         0     $        0
                                                                 ------------    -----------
Stockholders' Equity
Authorized shares 99,000,000
$0.001 par value; 10,000 outstanding at 6-30-99 and at 12-31-98           10     $       10
Additional paid-in Capital                                               990            990
Deficit accumulated during development stage                         (1,000)        (1,000)
                                                                 ------------    -----------
Total Stockholders' Equity                                       $         0     $        0
                                                                 ------------    -----------
Total Liabilities & Stockholders' Equity                         $         0     $        0
                                                                 ------------    -----------


                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations


                                For the Three Months Ended        For the Six Months          From Inception
                                         June 30,                   Ended June 30,           (July 26, 1990)
                                                                                             Through June 30,
                                ----------------------------    -----------------------    ------------------
                                   1999            1998           1999         1998                1999
                                -----------    -------------    ---------    ----------    ------------------

REVENUES                        $        0     $          0     $            $             $             0
                                                                       0             0
EXPENSES
Administrative Expenses
                                $        0     $          0     $            $             $         1,000
                                                                       0             0
                                -----------    -------------    ---------    ----------    ----------------
Total Expenses                           0     $          0     $            $             $         1,000
                                                                       0             0
                                -----------    -------------                               ----------------
NET LOSS
                                $        0     $          0     $            $                           $
                                                                       0             0             (1,000)
                                ===========    =============    =========    ==========    ================
(LOSS) PER SHARE                $        0     $          0     $            $                      $(.01)
                                                                       0             0
                                ===========    =============    =========    ==========    ================
AVERAGE SHARES OUTSTANDING
                                    10,000           10,000       10,000        10,000              10,000
                                ===========    =============    =========    ==========    ================


                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                 From Inception
                                               For the Six Months Ended          (July 26, 1990)
                                                       June 30,                      through
                                              ----------------------------
                                                  1999            1998            June 30, 1999
                                              -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                              $          0     $        0      $           (1,000)
Net Cash Used By Operating Activities         $          0     $        0      $           (1,000)
                                              -------------    -----------     --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock        $          0     $        0      $             1,000
                                              -------------    -----------     --------------------
Net cash provided from financing activities   $          0     $        0      $             1,000
                                              -------------    -----------     --------------------
Net increase (Decrease) in cash               $          0     $        0      $                 0
Cash at beginning of year                     $          0     $        0      $                 0
                                              -------------    -----------     --------------------
Cash at end of year                           $          0     $        0      $                 0
                                              =============    ===========     ====================

                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                  June 30, 1999


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and six months ended June 30, 1999 and 1998, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues or expenses for either of the three month or six month periods ended June 30, 1999 or 1998.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 1999 the Company had no current assets and no current liabilities as compared to no current assets and no current liabilities at December 31, 1998.

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


                                               LATIN AMERICAN TELECOMMUNICATIONS
                                               VENTURE COMPANY - LATVCO.



Date: July 1, 1999                             By: /s/ Craig Barton
                                                  ------------------------
                                                 Craig Barton, President
                                                 and Principal Executive Officer


Date: July 1, 1999                             By: /s/ Hank Vanderkam
                                                  ------------------------
                                                 Hank Vanderkam, Treasurer
                                                 Principal Financial Officer