Form 10QSB
period 1999-09-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2000-02-09
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ____________.

                       Commission File Number 33-55254-40



                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                        87-0485311
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                     440 Louisiana, #475, Houston, TX 77002
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes   X    No
                                      ---     ---

        Class                   Shares Outstanding                    Date
       -------                  ------------------                   ------
Common, $.001 par value              10,000                     February 1, 2000

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.

                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

     Item 1.Financial Statements

              Condensed Balance Sheets - September 30, 1999 and
              December 31, 1998 .......................................      1

              Condensed Statements of Operations - For the three
              months and nine months ended September 30, 1999 and
              1998 and for the period from inception (July 26, 1990)
              to September 30, 1999...................................       2

              Condensed Statements of Cash Flows - For the nine
              months ended September 30, 1999 and 1998 and for the
              period from inception (July 26, 1990) to September
              30, 1999 ...............................................       3

              Notes to Condensed Financial Statements.................       4

     Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................       5

PART II - OTHER INFORMATION...........................................       5

SIGNATURES............................................................       6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                 September 30,   December 31,
                                                     1999           1998
                                                 -------------  --------------
Current Assets
     Cash                                        $       0        $      0
                                                  --------         --------
        Total Current Assets                             0               0
                                                  --------         --------
Total Assets                                     $       0        $      0
                                                  ========         ========

           Liabilities & Stockholder Equity

Current Liabilities
     Accounts Payable                            $       0        $      0
                                                  --------         --------
Total Current Liabilities                        $       0        $      0
                                                  --------         --------

Stockholders Equity
     Authorized shares 25,000,000
     $0.001 par value; 1,000,000
     outstanding at 9-30-99 and
     at 12-31-98                                        10              10

     Additional paid-in capital                        990             990

     Deficit accumulated during
     development stage                              (1,000)         (1,000)
                                                  --------         --------

Total Stockholders Equity                        $       0        $      0
                                                  --------         --------
Total Liabilities & Stockholders Equity          $       0        $      0
                                                  ========         ========

                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations

                                                                                         From
                                                                                       Inception
                                    For the Three                                  (July 26, 1990)
                                    Months Ended           For the Nine Months         Through
                                    September 30,          Ended September 30,       September 30,
                                -------------------      -----------------------   ----------------
                                 1999         1998        1999            1998           1999
                                ------       ------      ------          -------       --------

REVENUES                         $   0       $   0       $   0           $   0          $     0
EXPENSES
     Administration Expenses         0           0           0               0            1,000
                                 ------      -----       -----           -----          -------
         Total Expenses              0           0           0               0            1,000
NET (LOSS)                       $  (0)      $  (0)      $  (0)          $  (0)         $(1,000)
                                 ======      =====       =====           =====          =======
(LOSS) PER SHARE                 $(.00)      $(.00)      $(.00)          $(.00)         $  (.01)
                                 ======      =====       =====           =====          =======
AVERAGE SHARES
OUTSTANDING                     10,000      10,000      10,000          10,000           10,000
                                =======     ======      ======          ======          =======

                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                For the Nine Months Ended    Date of Inception
                                      September 30,         (July 26, 1990) to
                                -------------------------   -------------------
                                    1999           1998     September 30, 1999
                                    ----           ------   -------------------
CASH FLOWS FROM FINANCING
ACTIVITIES
Net Income (Loss)                  $    0        $     0          $(1,000)
Adjustments to reconcile net loss
to cash used in operating
activities:                             0              0                0
                                    ------        -------       ----------
Net Cash Used By Operating
Activities                         $    0        $     0        $(  1,000)


CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of
common stock                            0              0            1,000
                                    ------        -------       ----------
Net cash provided from financing
activities                         $    0       $      0            1,000
                                    ------        -------       ----------
Net Increase (Decrease) in Cash    $    0       $      0         $      0

Cash at Beginning of Period             0              0                0
                                    ------        -------       ----------
Cash at End of Period              $    0       $      0         $      0

                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                               September 30, 1999


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and nine months ended September 30, 1999 and 1998, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either the three month or nine month periods ended September 30, 1999 or 1998 and the Company incurred no expenses for either the three-month or nine-month periods ended September 30, 1999 or 1998.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 1998 the Company had no current assets and no current liabilities as compared to no current assets and no current liabilities at December 31, 19978

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

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


                                       LATIN AMERICAN TELECOMMUNICATIONS
                                       VENTURE COMPANY - LATVCO.



Date:February 9, 2000                  By: /s/ Craig Barton
                                          ---------------------------------
                                            Craig Barton, President
                                            Principal Executive Officer and
                                            Principal Financial Officer



Date:February 9, 2000                  By: /s/ Hank Vanderkam
                                          ---------------------------------
                                            Hank Vanderkam, Treasurer
                                            Principal Financial Officer