Form 10KSB
period 1999-12-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2000-03-31
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                         Commission File No. 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO
                         (Formerly Compu-Graphics Ltd.)
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                              87-0485311
--------------------------------                          ----------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


                 440 Louisiana, Suite 475, Houston, Texas 77002
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

     As of January 31, 2000, 10,000 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS
                                                                           Page
                                                                          ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS.....................................3
         ITEM 2.  DESCRIPTION OF PROPERTIES...................................3
         ITEM 3.  LEGAL PROCEEDINGS ..........................................4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.........................................4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.................................4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS........................4
         ITEM 7.  FINANCIAL STATEMENTS........................................5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................13

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT..........................13
         ITEM 10. EXECUTIVE
                  COMPENSATION...............................................13
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT......................................13
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS...............................................14
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K........................................................14


SIGNATURES...................................................................15

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

     It is anticipated that the shareholders of the Company, under applicable law, will be unable to pass upon the merits of assets acquired and that they may not be entitled to Dissenter's Rights or Rights to Appraisal upon a merger or acquisition. Although the Company has been in existence since July 26, 1990, it has no operational history and has yet to engage in business of any kind. Management of the Company does not have any specific assets, business or properties contemplated for purchase and therefore, an investment in the shares of the Company involves an extremely high degree of risk. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. Furthermore, the Company will be subject to extensive regulatory obligations under the Securities Exchange Act of 1934.

Financial Information About Industry Segments

     The Company had no operating business and therefore can report no financial information on industry segments.

ITEM 2. DESCRIPTION OF PROPERTIES

        None

ITEM 3. LEGAL PROCEEDINGS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                                      1999                          1998
                                     ------                        ------
                                High         Low             High          Low
                               ------       -----           ------        -----
First Quarter                  No Quote    No Quote        No Quote     No Quote
Second Quarter                 No Quote    No Quote        No Quote     No Quote
Third Quarter                  No Quote    No Quote        No Quote     No Quote
Fourth Quarter                 No Quote    No Quote        No Quote     No Quote

     As of March 15, 2000, there was no quote for the stock

     As of March 15, 2000, there were approximately 380 holders of record of the Common Stock of the Company.

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

     On September 1, 1998, the Board of Directors passed a resolution to approve the establishment of a program for the placement in the Federative Republic of Brazil of up to 4,945 (four thousand, nine hundred forty-five) Brazilian Depository Receipts evidencing up to 98,900,000 (ninety-eight million, nine hundred thousand) common shares to be issued by the Company ("BDRs Program") and to approve the issuance of up to 98,900,000 (ninety-eight million, nine hundred thousand) common shares under the BDRs Program, each of such shares to have a subscription price of US$5.00 (five United States dollars). This resolution was subsequently rescinded as the CVM (the Brazilian equivalent of the SEC) rejected the Company's registration of the Brazilian Depository Receipts.

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

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Latin American Telecommunications Venture Company - LATVCo.
(formerly Compu-Graphics Ltd.)

     We have audited the accompanying balance sheet of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.), a development stage enterprise, as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report, dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

     In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.) as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended and for the period from July 26, 1990 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

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

                                                     Thomas Leger & Co. L.L.P.

March 20, 2000
Houston, Texas

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-Graphics Ltd.)
                          (A Development Stage Company)
                                  Balance Sheet

ASSETS
                                                         As of December 31,
                                                      ----------------------
                                                       1999            1998
                                                      ------          ------
Cash                                               $        -      $       -
                                                     --------        -------
Total current assets                                        -              -
                                                     --------        -------
Total assets                                       $        -      $       -
                                                     ========        =======
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities                                $        -      $       -
                                                     --------        -------
Total liabilities                                           -              -
                                                     --------        -------
Stockholders' equity
Authorized shares, 99,000,000, $0.001 par value;
10,000 shares outstanding
at December 31, 1999, and at December 31, 1998,
10,000 shares                                              10             10
Additional paid in capital                                990             99
Deficit accumulated during development stage           (1,000)        (1,000)
                                                     --------        -------
Total Stockholders' Equity                                  -              -
                                                     --------        -------
Total Liabilities & Stockholders' Equity           $        -       $      -
                                                     ========        =======

            See Accountant's Report and Notes to Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-Graphics Ltd.)
                          (A Development Stage Company)
                             Statement of Operations

                        For the Year Ended December 31,     From Inception (July
                                     1999                     26, 1990) Through
                                                                December 31,
                        -------------------------------       ------------------
                            1999              1998                  1999
                           ------            ------                ------
REVENUES                 $    -             $    -              $      -
                          ------             ------               -------
EXPENSES
Administration Expenses
                              -                  -                 1,000
                          ------             ------               -------
Total Expenses
                              -                  -                 1,000
                          ------             ------               -------
NET (LOSS)               $    -             $    -              $ (1,000)
                          ======             ======               =======
                              -                  -
(LOSS) PER SHARE         $    -             $    -              $   (.01)
                          ======             ======               =======
AVERAGE SHARES
 OUTSTANDING             10,000             10,000                10,000
                         =======            =======               =======

            See Accountant's Report and Notes to Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                 (Formerly Compu-graphics, Ltd.) (A Development
                                 Stage Company)
                  Statement of Changes in Stockholders' Equity
       Period from July 26, 1990 (Date of Inception) to December 31, 1999

                                                      Common Stock
                                                   -------------------                         Accumulated
                                                   Shares      Amount      Paid in Capital       Deficit
                                                  --------    --------     ---------------     -----------

Balance, July 26, 1990 (Date of   Inception)            0    $      0      $         0         $        0
Issuance of common stock (restricted) at        1,000,000       1,000                0                  0
$.001 per share, July 26, 1990
Net loss from operations from July 26, 1990                                                        (1,000)
(date of inception) to December 31, 1990        ---------      -------      ----------          ----------

Balance, December 31, 1990                      1,000,000       1,000                0             (1,000)
Net loss from operations for the year ended                                                             0
                                                ---------      -------      ----------          ----------
December 31, 1991
Balance, December 31, 1991                      1,000,000       1,000                0             (1,000)
Net loss from operations for the year ended                                                             0
                                                ---------      -------      ----------          ----------
December 31, 1992
Balance, December 31, 1992                      1,000,000       1,000                0             (1,000)
Net loss from operations for the year ended                                                             0
                                                ---------      -------      ----------          ----------
December 31, 1993
Balance, December 31, 1993                      1,000,000       1,000                0             (1,000)
Net loss from operations for the year ended
December 31, 1994                                                                                       0
                                                ---------      -------      ----------          ----------
Balance, December 31, 1994                      1,000,000       1,000                0             (1,000)
Net loss from operations for the year ended                                                             0
                                                ---------      -------      ----------          ----------
December 31, 1995
Balance, December 31, 1995                      1,000,000       1,000                0             (1,000)
Net loss from operations for the year ended
December 31, 1996                                                                                       0
                                                ---------      -------      ----------          ----------
Balance, December 31, 1996                      1,000,000       1,000                0             (1,000)
Reclassification to Additional Paid In
Capital due to 1:100 Reverse Split               (990,000)       (990)            (990)                 0
                                                ---------      -------      ----------          ----------
Net loss from operations for the year ended
December 31, 1997                                                                                       0
                                                ---------      -------      ----------          ----------
Balance, December 31, 1997                         10,000          10              990             (1,000)
Net loss from operations for  the year ended                                                            0
December 31, 1998
Balance, December 31, 1998                         10,000          10              990             (1,000)
Net loss from operations for the year ended
December 31, 1999                                                                                       0
                                                ---------      -------      ----------          ----------
Balance, December 31, 1999                         10,000     $    10          $   990             (1,000)
                                                =========      =======      ==========          ==========


           See Accountant's Report and Notes to Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-graphics, Ltd.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                            For the Year Ended December 31,       From Inception
                                                                               July 26, 1990 through
                                                                                    December 31,
                                            --------------------------------   ----------------------
                                                 1999              1998               1999
                                                ------            ------             ------

CASH FLOWS FROM OPERATING ACTIVITIES         $       -         $       -         $   (1,000)
Net Loss
Adjustments to reconcile net loss to cash            -                 -                  -
                                              --------          --------          ---------
used in operating activities
Net Cash Used By Operating Activities                -                 -             (1,000)
                                              --------          --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES                 -                 -              1,000
                                              --------          --------          ---------
Proceeds from issuance of common stock
Net cash provided by financing activities            -                 -              1,000
                                              --------          --------          ---------
Net Increase (Decrease) in Cash                      -                 -                  -
                                              --------          --------          ---------
Cash at Beginning of Year                            -                 -                  -
                                              --------          --------          ---------
Cash at End of Year                           $      -        $        -         $        -
                                              --------          --------          ---------

           See Accountant's Report and Notes to Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-Graphics, Ltd.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Organization

          The financial statements presented are those of Latin American Telecommunications Venture Company - LATVCO. (formerly Compu-Graphics, Ltd.), (a development stage company). The Company was incorporated in the State of Nevada on July 26, 1990. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities that would present a potential for profit.

     B.   Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting.

     C.   Earnings (Loss) Per Share

          The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

     D.   Income Taxes

          No provision for income taxes has been recorded due to operating losses at December 31, 1999.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

    Name           Age            Title
  --------       -------         --------
Craig Barton       59             President and Director
Hank Vanderkam     55             Secretary/Treasurer and Director

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

     Hank Vanderkam was elected Secretary/Treasurer and Director on July 1, 1994. Mr. Vanderkam is a certified public accountant and attorney and practices law in Houston, Texas.

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

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of March 15, 2000 the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.

   Name and Address of           Amount and Nature of
   Beneficial Owner             Beneficial Ownership        Percent of Class
  ---------------------        -----------------------     -------------------

 Hank Vanderkam, Trustee
 440 Louisiana, Suite 475
 Houston, Texas 77002                   8,800                     88%

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

                                              LATIN AMERICAN TELECOMMUNICATIONS
                                              VENTURE COMPANY - LATVCO.



                                                By /s/ Craig Barton
                                                  ------------------------
                                                   Craig Barton, President


Dated: March 31, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                Title                                    Date
  ---------                -----                                   ------



 /s/ Craig Barton       President & Director                      March 31, 2000
---------------------
  Craig Barton          (Principal Executive Officer)

/s/ Hank Vanderkam      Secretary/Treasurer & Director
---------------------   (Principal Accounting and Financial       March 31, 2000
    Hank Vanderkam       Officer)