Form 10QSB
period 2000-03-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2000-04-21
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 (713) 547-8900
                            -------------------------
                           (Issuer's telephone number)

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

                              Yes   X    No
                                  -----    ------

        Class                   Shares Outstanding                     Date
       -------                  ------------------                    ------
Common, $.001 par value               10,000                      April 24, 2000

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Balance Sheets - March 31, 2000 and
           December 31, 1999 ................................................1

           Condensed Statements of Operations - For the three
           months ended March 31, 2000 and 1999 and for the
           period from inception (July 26, 1990) to March 31, 2000...........2

           Condensed Statements of Cash Flows - For the three
           months ended March 31, 2000 and 1999 and for the period
           from inception (July 26, 1990) to March 31, 2000 .................3

           Notes to Condensed Financial Statements...........................4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................5

PART II - OTHER INFORMATION..................................................5

  Item 6.  Exhibits and Reports on Form 8-K..................................5


SIGNATURES...................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets


                           Assets
                                                     March 31,      December 31,
                                                       2000            1999
                                                   ------------   -------------
Current Assets
                                                   $         0     $         0
Cash
                                                   ------------    ------------
Total Current Assets                                         0               0
                                                   ------------    ------------
Total Assets                                       $         0     $         0
                                                   ============    ============
             Liabilities & Stockholders' Equity
Current Liabilities

Accounts Payable                                   $         0     $         0
                                                   ------------    ------------
Total Current Liabilities                          $         0     $         0
                                                   ------------    ------------
Stockholders' Equity
Authorized shares 99,000,000
$0.001 par value; 10,000 outstanding at 3-31-00 and
at 12-31-99                                                 10     $        10
Additional paid-in Capital                                 990             990
Deficit accumulated during development stage            (1,000)         (1,000)
                                                   ------------    ------------
Total Stockholders' Equity                         $         0     $         0
                                                   ------------    ------------
Total Liabilities & Stockholders' Equity           $         0     $         0
                                                   ------------    ------------

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations


                                      For the Three Months      From Inception
                                         Ended March 31,        (July 26, 1990)
                                                               Through March 31,
                                     -----------------------
                                      2000            1999           2000
                                   -----------    ----------   -----------------
REVENUES                           $        0     $       0     $             0
EXPENSES
Administrative Expenses                     0             0                 100
                                   -----------    ----------    ----------------
Total Expenses                              0     $       0     $         1,000
                                   -----------    ----------    ----------------
NET LOSS                           $        0     $       0     $        (1,000)
                                   ===========    ==========    ================
(LOSS) PER SHARE                   $        0     $       0               $(.10)
                                   ===========    ==========    ================
AVERAGE SHARES OUTSTANDING             10,000        10,000     $        10,000
                                   ===========    ==========    ================

                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                               For the Three Months      From Inception
                                                 Ended March 31,         (July 26, 1990)
                                                                             through
                                               ---------------------
                                                  2000        1999       March 31, 2000
                                               ---------    --------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                             $       0    $       0      $    (1,000)
Adjustments to reconcile net loss
to cash used in operating activities:
Amortization                                         0            0                0
                                             ----------   ----------     -------------
Net Cash Used By Operating Activities        $       0    $       0      $    (1,000)
                                             ----------   ----------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock       $       0    $       0      $     1,000
                                             ----------   ----------     -------------
Net cash provided from financing activities  $       0    $       0      $     1,000
                                             ----------   ----------     -------------
Net increase (Decrease) in cash              $       0    $       0      $         0
Cash at beginning of year                    $       0    $       0      $         0
                                             ----------   ----------     -------------
Cash at end of year                          $       0    $       0      $         0
                                             ==========   ==========     =============


                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                 March 31, 2000


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 2000 and 1999, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues or expenses for either of the three month periods ended March 31, 2000 or 1999 nor did the Company incur any expenses in either period.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 2000 the Company had no current assets and no current liabilities as compared to no current assets and no current liabilities at December 31, 1999.

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


                                             LATIN AMERICAN TELECOMMUNICATIONS
                                             VENTURE COMPANY - LATVCO.



Date: April 21, 2000                         By: /s/ Craig Barton
                                                ------------------------------
                                                Craig Barton, President
                                                and Principal Executive Officer


Date: April 21, 2000                         By: /s/ Hank Vanderkam
                                                ------------------------------
                                                Hank Vanderkam, Treasurer
                                                Principal Financial Officer