Form 10QSB
period 2000-06-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2000-07-07
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                       Commission File Number 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
         ----------------------------------------------------------------
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

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes X    No
                                      ---      ---

       Class                     Shares Outstanding              Date
 Common, $.001 par value               10,000                July 1, 2000

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
           -----------------------------------------------------------
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Balance Sheets - June 30, 2000 and
          December 31, 1999 ..................................................1

          Condensed Statements of Operations - For the three months
          and six months ended June 30, 2000 and 1999 and for the
          period from inception (July 26, 1990) to June 30, 2000..............2

          Condensed Statements of Cash Flows - For the six months ended
          June 30, 2000 and 1999 and for the period from inception
          (July 26, 1990) to June 30, 2000....................................3

          Notes to Condensed Financial Statements.............................4

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................5

PART II - OTHER INFORMATION...................................................5

  Item 6. Exhibits and Reports on Form 8-K....................................5


SIGNATURES....................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                  Balance Sheet


                             Assets
                            --------
                                                        June 30,    December 31,
                                                         2000          1999
                                                     -----------   -------------
Current Assets
                                                     $        0     $        0
Cash
                                                     -----------    -----------
Total Current Assets                                          0              0
                                                     -----------    -----------
Total Assets                                         $        0     $        0
                                                     ===========    ===========
                Liabilities & Stockholders' Equity
               -------------------------------------

Current Liabilities

Accounts Payable                                     $        0     $        0
                                                     -----------    -----------
Total Current Liabilities                            $        0     $        0
                                                     -----------    -----------
Stockholders' Equity
Authorized shares 99,000,000
$0.001 par value; 10,000 outstanding at 6-30-00
and at 12-31-99                                              10     $       10
Additional paid-in Capital                                  990            990
Deficit accumulated during development stage             (1,000)        (1,000)
                                                     -----------    -----------
Total Stockholders' Equity                           $        0     $        0
                                                     -----------    -----------
Total Liabilities & Stockholders' Equity             $        0     $        0
                                                     -----------    -----------



                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations


                            For the Three Months Ended     For the Six Months      From Inception
                                     June 30,                 Ended June 30,       (July 26, 1990)
                                                                                   Through June 30,
                            --------------------------    ----------------------  -----------------
                                  2000         1999         2000         1999           2000
                               ----------    ---------    --------    ----------  -----------------

REVENUES                        $      0     $      0     $      0     $      0     $        0
EXPENSES
Administrative Expenses
                                $      0     $      0     $            $            $    1,000
                                                                 0            0
                                ---------    ---------    ---------    ---------    -----------
Total Expenses                         0     $      0     $            $            $    1,000
                                                                 0            0
                                ---------    ---------    ---------    ---------    -----------
NET LOSS
                                $      0     $      0     $      0     $      0     $   (1,000)
                                =========    =========    =========    =========    ===========
(LOSS) PER SHARE                $      0     $      0     $      0     $      0     $    $(.01)
                                =========    =========    =========    =========    ===========
AVERAGE SHARES OUTSTANDING
                                  10,000       10,000       10,000       10,000         10,000
                                =========    =========    =========    =========    ===========


                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                  From Inception
                                        For the Six Months Ended (July 26, 1990)
                                                June 30,             through
                                        ------------------------
                                           2000        1999       June 30, 2000
                                         --------     -------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                         $     0     $    0       $   (1,000)
Net Cash Used By Operating Activities    $     0     $    0       $   (1,000)
                                         --------    -------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock   $     0     $    0       $     1,000
                                         --------    -------      ------------
Net cash provided from financing
activities                               $     0     $    0       $     1,000
                                         --------    -------      ------------
Net increase (Decrease) in cash          $     0     $    0       $         0
Cash at beginning of year                $     0     $    0       $         0
                                         --------    -------      ------------
Cash at end of year                      $     0     $    0       $         0
                                         ========    =======      ============

                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                  June 30, 2000


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and six months ended June 30, 2000 and 1999, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues or expenses for either of the three month or six month periods ended June 30, 2000 or 1999.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 2000 the Company had no current assets and no current liabilities as compared to no current assets and no current liabilities at December 31, 1999.

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


                                        LATIN AMERICAN TELECOMMUNICATIONS
                                        VENTURE COMPANY - LATVCO.



  Date: June 5, 2000                     By: /s/ Craig Barton
                                            ---------------------------
                                             Craig Barton, President
                                             and Principal Executive Officer


  Date: June 5, 2000                     By: /s/ Hank Vanderkam
                                            ----------------------------
                                             Hank Vanderkam, Treasurer
                                             Principal Financial Officer