Form 10QSB
period 2000-09-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2000-10-10
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                       Commission File Number 33-55254-40
                                             --------------

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        87-0485311
---------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                   440 Louisiana, Suite 475, Houston, TX 77002
                  ----------------------------------------------
                    (Address of principal executive offices)

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

                              Yes  X   No
                                 ------  -------


          Class                   Shares Outstanding                   Date
         -------                 --------------------                 ------
  Common, $.001 par value               10,000                   October 1, 2000

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                                      INDEX

                                                                        Page
                                                                        Number
                                                                       -------
PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - September 30, 2000 and
                  December 31, 1999 ......................................3

                  Condensed Statements of Operations - For the three
                  months and nine months ended September 30, 2000 and
                  1999 and for the period from inception (July 26, 1990)
                  to September 30, 2000...................................4

                  Condensed Statements of Cash Flows - For the nine
                  months ended September 30, 2000 and 1999 and for the period from inception (July 26, 1990) to
                  September 30, 2000......................................5

                  Notes to Condensed Financial Statements.................6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................7

PART II - OTHER INFORMATION...............................................7

         Item 6.  Exhibits and Reports on Form 8-K........................7


SIGNATURES................................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets


                             Assets

                                                   September 30,    December 31,
                                                       2000            1999
                                                   -------------   ------------

Current Assets
                                                   $        0      $        0
   Cash
                                                    ------------    ------------

   Total Current Assets                                     0               0
                                                    ------------    ------------

   Total Assets                                    $        0      $        0
                                                    ============    ============

           Liabilities & Stockholders' Equity

   Current Liabilities

   Accounts Payable                                $        0      $        0
                                                    ------------    ------------

Total Current Liabilities                          $        0      $        0
                                                   ------------    ------------

Stockholders' Equity
   Authorized shares 99,000,000
   $0.001 par value; 10,000 outstanding at 9-30-00
   and at 12-31-99                                 $       10      $       10

Additional paid-in Capital                                990             990

Deficit accumulated during development stage           (1,000)         (1,000)
                                                   ------------    ------------

Total Stockholders' Equity                         $        0      $        0
                                                   ------------    ------------

Total Liabilities & Stockholders' Equity           $        0      $        0
                                                   ------------    ------------

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations

                                                                                               From Inception (July
                                  For the Three Months Ended          For the Nine Months       26, 1990) Through
                                         September 30,                Ended September 30,           March 31,
                                  ---------------------------         --------------------      -------------------

                                      2000            1999           2000           1999              2000
                                     ------          ------         ------         ------            ------

REVENUES                         $       0        $       0       $      0       $      0       $         0

EXPENSES
   Administrative Expenses               0                0       $      0       $      0       $     1,000
                                   -----------    ----------       ----------     ----------     --------------

   Total Expenses                $       0        $       0       $       0      $      0       $     1,000
                                   -----------    ----------       ----------     ----------     --------------

   NET LOSS                      $      (0)       $      (0)      $      (0)     $     (0)      $    (1,000)

                                   ===========    ==========       ==========     ==========     ==============

   (LOSS) PER SHARE              $       0        $       0       $       0      $      0       $      (0.1)
                                   ===========    ==========       ==========     ==========     ==============

   AVERAGE SHARES OUTSTANDING       10,000           10,000          10,000        10,000            10,000
                                   ===========    ==========       ==========     ==========     ==============

                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                 From Inception
                                              For the Nine Months Ended         (July 26, 1990)
                                                      Sept. 30                      through
                                             ----------------------------

                                                 2000            1999         September 30, 2000
                                             -------------    -----------     --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                             $          0     $        0      $           (1,000)

Adjustments to reconcile net loss
to cash used in operating activities:
Amortization                                            0              0                        0
                                             -------------    -----------     --------------------

Net Cash Used By Operating Activities        $          0     $        0      $           (1,000)
                                             -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock       $          0     $        0      $             1,000
                                             -------------    -----------     --------------------

Net cash provided from financing activities  $          0     $        0      $             1,000
                                             -------------    -----------     --------------------

Net increase (Decrease) in cash              $          0     $        0      $                 0

Cash at beginning of year                    $          0     $        0      $                 0
                                             -------------    -----------     --------------------

Cash at end of year                          $          0     $        0      $                 0
                                             =============    ===========     ====================


                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                               September 30, 2000


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and nine months ended September 30, 2000 and 1999, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues or expenses for either of the three or nine month periods ended September 30, 2000 or 1999 nor did the Company incur any expenses in either period.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 2000 the Company had no current assets and no current liabilities as compared to no current assets and no current liabilities at December 31, 1999.

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


                                          LATIN AMERICAN TELECOMMUNICATIONS
                                          VENTURE COMPANY - LATVCO.



Date: October 10, 2000                    By: /s/ Craig Barton
                                             -----------------------------------
                                               Craig Barton, President
                                               and Principal Executive Officer


Date: October 10, 2000                    By:  /s/ Hank Vanderkam
                                             -----------------------------------
                                               Hank Vanderkam, Treasurer
                                               Principal Financial Officer