Form 10KSB
period 2000-12-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2001-09-19
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                         Commission File No. 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO
                         (Formerly Compu-Graphics Ltd.)
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                      87-0485311
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                 440 Louisiana, Suite 475, Houston, Texas 77002
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (713) 547-8900

Securities Registered Pursuant to Section 13 of the Act:

        Title of Each Class           Name of Each Exchange on Which Registered
               None                                 None


Securities Registered Pursuant to Section 15(d) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes xT No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for its most recent fiscal year were $0.00.

         As of September 15, 2001, 10,000 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS
                                                                           Page
                                                                          ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                                    3
         ITEM 2.  DESCRIPTION OF PROPERTIES                                  3
         ITEM 3.  LEGAL PROCEEDINGS                                          4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                        4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                                4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS                       4
         ITEM 7. FINANCIAL STATEMENTS                                        5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                     5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT                          5
         ITEM 10. EXECUTIVE COMPENSATION                                     5
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                      6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K                           6


SIGNATURES                                                                   7

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

ITEM 2.DESCRIPTION OF PROPERTIES

         None

ITEM 3.LEGAL PROCEEDINGS

         None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                              2000                            1999
                       ------------------------     --------------------------
                        High           Low          High             Low
First Quarter          No Quote        No Quote     No Quote         No Quote
Second Quarter         No Quote        No Quote     No Quote         No Quote
Third Quarter          No Quote        No Quote     No Quote         No Quote
Fourth Quarter         No Quote        No Quote     No Quote         No Quote

         As of September 15, 2001, there was no quote for the stock

         As of September 15, 2001, there were approximately 380 holders of record of the Common Stock of the Company.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS

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

ITEM 7.FINANCIAL STATEMENTS

                       SEE PAGES F-1 THROUGH F-7 ATTACHED


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

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

         The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name               Age              Title
------            -----          --------------

Hank Vanderkam     57            President, Secretary/Treasurer and Director

     Each of the directors has been elected to serve until the next annual meeting of the directors by the shareholders or until their respective successors have been duly elected and shall have qualified.

     Hank Vanderkam was elected Director on July 1, 1994 and President as of December 1, 2000. Mr. Vanderkam is a certified public accountant and attorney and practices law in Houston, Texas.

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

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of September 15, 2001 the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.

Name and Address of               Amount and Nature of
  Beneficial Owner                Beneficial Ownership      Percent of Class
--------------------              --------------------      -----------------

Hank Vanderkam, Trustee
440 Louisiana, Suite 475
Houston, Texas 77002                  8,800                    88%

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                    LATIN AMERICAN TELECOMMUNICATIONS
                                    VENTURE COMPANY - LATVCO.



                                     By /s/ Hank Vanderkam
                                       --------------------------------------
                                      Hank Vanderkam, Chief Executive Officer
                                      and Chief Financial Officer

Dated:     September 19, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                              Date
   -----------                 -------                            -------

/s/ Hank Vanderkam            Director                      September 19, 2001
---------------------

INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders Latin American Telecommunications Venture Company - LATVCo.
(formerly Compu-Graphics Ltd.)

         We have audited the accompanying balance sheet of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.), a development stage enterprise, as of December 31, 2000 and1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report, dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.) as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the two years in the period ended and for the period from July 26, 1990 (date of inception) to December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

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

September 17, 2001
Houston, Texas

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (FORMERLY COMPU-GRAPHICS LTD.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                     As of December 31,
                                                                     ------------------
                                                                 2000               1999
                                                                ------             ------

CURRENT ASSETS

   Cash                                                     $      -        $      -

    Total Current Assets                                           -               -


    Total Assets                                            $      -        $      -
                                                             ===========     ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY



    Current Liabilities                                     $     3,175     $      -
                                                             -----------     ----------

    Total Liabilities                                              -               -
                                                             -----------     ----------


STOCKHOLDERS' EQUITY
         Common stock, authorized shares 99,000,000
         $0.001 par value; 10,000 shares outstanding at             10             10
         December 31, 2000, and at December 31, 1999,
         10,000 shares

         Additional Paid In Capital                                990             99

         Deficit accumulated during development stage           (4,175)        (1,000)
                                                             -----------      ---------

Total Stockholders' Equity                                         -                -
                                                             -----------      ---------

Total Liabilities & Stockholders' Equity                    $      -          $      -
                                                             ===========      ==========



          See Accountants' Report and Notes to the Financial Statements
                                      F-2

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-Graphics Ltd.)
                          (A Development Stage Company)
                             Statement of Operations


                           For the Year Ended December 31,  From Inception (July
                                                             26, 1990) Through
                                                               December 31,

                               2000         1999                2000
                              ------       ------              ------

REVENUES                        $   -         $   -              $    -
                          ------------  ------------     ---------------

EXPENSES
Administration Expenses         3,175             -               4,175
                          ------------  ------------     ---------------

Total Expenses                  3,175             -               4,175
                          ------------  ------------     ---------------

NET (LOSS)                    $ 3,175         $   -            $(4,175)
                          ============  ============     ===============

(LOSS) PER SHARE              $ (.32)         $   -            $  (.42)
                          ============  ============     ===============

AVERAGE SHARES OUTSTANDING
                               10,000        10,000              10,000
                          ============  ============     ===============

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-graphics, Ltd.)
                  Statement of Changes in Stockholders' Equity
       Period from July 26, 1990 (Date of Inception) to December 31, 2000


                                                         COMMON STOCK

                                                    Shares            Amount       Pain In Capital   Accumulated Deficit
                                                   --------          --------     ----------------- ---------------------


Balance, July 26, 1990 (date of Inception)                -           $   -             $    -              $     -

Issuance of common stock (restricted) at          1,000,000           1,000                  -                    -
$.001 per share, July 26, 1990

Net loss from operations from July 26,                    -               -                  -              (1,000)
1990 (date of inception) to December 31,
1990
                                            ----------------  --------------  -----------------  -------------------

Balance, December 31, 1990 thru December          1,000,000           1,000                  -              (1,000)
31, 1996

Reclassification to Additional Paid In            (990,000)           (990)              (990)                    -
Capital due to 1:100 Reverse Split
                                            ----------------  --------------  -----------------  -------------------

Net Loss from operations for the years                    -               -                  -                    -
ended December 31, 1997 thru 1999
                                            ----------------  --------------  -----------------  -------------------

Balance, December 31, 1997 thru December             10,000              10                990              (1,000)
31, 1999

Net loss from operations for the year                     -               -                  -              (3,175)
ended December 31, 2000
                                            ----------------  --------------  -----------------  -------------------

Balance, December 31, 2000                           10,000          $   10            $   990           $  (4,175)
                                            ================  ==============  =================  ===================


         See Accountants' Report and Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (Formerly Compu-graphics, Ltd.)
                          (A Development Stage Company)
                             Statement of Cash Flows


                                                      For the Year Ended December 31,            July 26, 1990
                                                                                              (date of inception)
                                                                                                 December 31,

                                                      2000               1999                        2000
                                                     ------             -------                  --------------

CASH FLOWS FROM OPERATING ACTIVITIES                                          $   -               $  (4,175)
     Net Loss                                          $ (3,175)

Adjustments to reconcile net loss to cash used                                    -                    3,175
in operating activities
Increase in accounts payable                              3,175
                                                 ---------------  -----------------        -----------------

Net cash used by operating activities                         -                  -                  (1,000)
                                                 ---------------  -----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES                          -                  -                    1,000
     Proceeds from common stock
                                                 ---------------  -----------------        -----------------

     Net cash provided by financing activities                -                  -                    1,000
                                                 ---------------  -----------------        -----------------

     Net increase (decrease) in cash                          -                  -                        -

     Cash at beginning of year                                -                  -                        -
                                                 ---------------  -----------------        -----------------

     Cash at end of year                                  $   -              $   -                   $    -
                                                 ===============  =================        =================

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCo.
                         (Formerly Compu-Graphics, Ltd.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2000


NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Organization

          The financial statements presented are those of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.), (a development stage company). The Company was incorporated in the State of Nevada on July 26, 1990. The Company was incorporated for the purpose of providing a vehicle, which could be used to raise capital and seek business opportunities, believed to hold a potential for profit.

     B.   Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting.

     C.  Earning (Loss) Per Share

         The computations of earnings (loss) per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

     D.  Income Taxes

         No provision for income taxes has been recorded due to operating losses at December 31, 2000.

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

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.