Form 10QSB
period 2001-03-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2001-09-19
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                       Commission File Number 33-55254-40


                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       87-0485311
----------------------------------              --------------------------------
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

                                   Yes   No   X
                                      --    ----

         Class                       Shares Outstanding             Date
 Common, $.001 par value                  10,000              September 15, 2001

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

         Condensed Balance Sheets - March 31, 2001 and
         December 31, 2000 ..................................................1

         Condensed  Statements  of  Operations  - For the three
         months ended March 31, 2001 and 2000 and for the
         period from inception (July 26, 1990) to
         March 31, 2001......................................................2

         Condensed Statements of Cash Flows - For the three months
         ended March 31, 2001 and 2000 and for the period from
         inception (July 26, 1990) to March 31, 2001.........................3

         Notes to Condensed Financial Statements.............................4

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations.............................................5

PART II - OTHER INFORMATION..................................................5

Item 6.  Exhibits and Reports on Form 8-K....................................5


SIGNATURES...................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets



                                     Assets

                                                             March 31, 2000      December 31, 2000
                                                             ----------------    -------------------

Current Assets
                                                             $            0      $               0
       Cash
                                                             ----------------    -------------------

       Total Current Assets                                               0                      0
                                                             ----------------    -------------------

       Total Assets                                                 $     0             $        0
                                                             ================    ===================

                       Liabilities & Stockholders' Equity

       Current Liabilities

       Accounts Payable                                      $        3,175      $            3,175
                                                             ----------------    -------------------

Total Current Liabilities                                    $        3,175      $            3,175
                                                             ----------------    -------------------

Stockholders' Equity
       Authorized shares 99,000,000
       $0.001 par value; 10,000 outstanding at 3-31-01
        and at 12-31-00                                      $           10      $              10

Additional paid-in Capital                                              990                    990

Deficit accumulated during development stage                 $       (4,175)     $          (4,175)
                                                             ----------------    -------------------

Total Stockholders' Equity                                   $            0      $               0
                                                             ----------------    -------------------

Total Liabilities & Stockholders' Equity                     $            0      $               0
                                                             ----------------    -------------------

                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations


                                           For the Three Months Ended  From Inception (July
                                                   March 31,            26, 1990) Through
                                                                            March 31,
                                         ----------------------------

                                           2001              2000            2001
                                         -----------   -----------    -------------------

REVENUES                                 $         0   $        0      $              0

EXPENSES
      Administrative Expenses                      0            0                 4,175
                                         ------------  -----------    ------------------

      Total Expenses                               0   $        0      $          4,175
                                         ------------  -----------    ------------------

      NET LOSS                           $         0   $        0      $        (4,175)
                                         ============  ===========    ==================

      (LOSS) PER SHARE                   $         0   $        0      $         (0.42)
                                         ============  ===========    ==================

      AVERAGE SHARES OUTSTANDING              10,000       10,000      $         10,000
                                         ============  ===========    ==================

                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows



                                            For the Three Months Ended         From Inception
                                                     March 31,                 (July 26, 1990)
                                                                                  through
                                            ----------------------------

                                                2001           2000           March 31, 2001
                                            -------------  -------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                            $          0     $        0      $           (4,175)

Adjustments to reconcile net loss to cash
used in operating activities:
Amortization                                           0              0                        0
                                            -------------    -----------     --------------------

Net Cash Used By Operating Activities       $          0     $        0      $           (4,175)
                                            -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock      $          0     $        0      $             1,000
                                            -------------    -----------     --------------------

Net cash provided from financing activities $          0     $        0      $             1,000
                                            -------------    -----------     --------------------

Net increase (Decrease) in cash             $          0     $        0      $                 0

Cash at beginning of year                   $          0     $        0      $                 0
                                            -------------    -----------     --------------------

Cash at end of year                         $          0     $        0      $                 0
                                            =============    ===========     ====================

                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                 March 31, 2001


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 2001 and 2000, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues or expenses for either of the three month periods ended March 31, 2001 or 2000 nor did the Company incur any expenses in either period.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 2001 the Company had no current assets and current liabilities of $3,175 as compared to current assets and current liabilities of $3,175 at December 31, 2000.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None

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


                                          LATIN AMERICAN TELECOMMUNICATIONS
                                          VENTURE COMPANY - LATVCO.



Date: September 19, 2001                  By: /s/ Hank Vanderkam
                                              -------------------------------
                                               Hank Vanderkam
                                               Principal Executive Officer and
                                               Principal Financial Officer