Form 10QSB
period 2001-06-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2001-09-19
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                   Yes   No  X
                                      ---  -----

            Class                  Shares Outstanding               Date
Common, $.001 par value                 10,000                September 15, 2001

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

 Item 1.Financial Statements

          Condensed Balance Sheets - June 30, 2001 and
          December 31, 2000 ..................................................1

          Condensed  Statements of Operations - For the three months and six  months  ended  June 30,  2001 and 2000 and for the period from
          inception (July 26, 1990) to June 30, 2001...........................2

          Condensed Statements of Cash Flows - For the six months ended
          June 30, 2001 and 2000 and for the period from inception
          (July 26, 1990) to June 30, 2000.....................................3

          Notes to Condensed Financial Statements..............................4

 Item 2.Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................5

PART II - OTHER INFORMATION....................................................5

 Item 6.  Exhibits and Reports on Form 8-K.....................................5


SIGNATURES.....................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                  Balance Sheet



                                     Assets

                                                                June 30,       December 31,
                                                                  2001           2000
                                                              -----------     -------------

Current Assets
                                                             $        0      $           0
       Cash
                                                             ------------    ---------------

       Total Current Assets                                           0                  0
                                                             ------------    ---------------

       Total Assets                                          $        0      $           0
                                                             ============    ===============

                       Liabilities & Stockholders' Equity

       Current Liabilities

       Accounts Payable                                      $    3,175      $       3,175
                                                             ------------    ---------------

Total Current Liabilities                                    $     3,175     $        3,175
                                                             ------------    ---------------

Stockholders' Equity
       Authorized shares 99,000,000
       $0.001 par value; 10,000 outstanding at 6-30-01
        and at 12-31-00                                               10     $           10

Additional paid-in Capital                                           990                990

Deficit accumulated during development stage                     (4,175)            (4,175)
                                                             ------------    ---------------

Total Stockholders' Equity                                   $         0     $            0
                                                             ------------    ---------------

Total Liabilities & Stockholders' Equity                     $         0     $            0
                                                             ------------    ---------------

                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations



                                For the Three Months Ended        For the Six Months        From Inception
                                         June 30,                   Ended June 30,         (July 26, 1990)
                                                                                           Through June 30,
                                ----------------------------    -----------------------    ----------------

                                   2001            2000           2001         2000                2001
                                -----------    -------------    ---------    ----------    ---------------

REVENUES                        $        0     $          0     $      0     $       0     $            0

EXPENSES
      Administrative
      Expenses                  $        0     $          0     $      0     $       0     $        4,175
                                -----------    -------------    ---------    ----------    ---------------

      Total Expenses                     0     $          0     $      0     $       0     $        4,175
                                -----------    -------------    ---------    ----------    ---------------

      NET LOSS
                                $        0     $          0     $      0     $       0     $       (4,175)
                                ===========    =============    =========    ==========    ===============

(LOSS) PER SHARE                $        0     $          0     $      0     $       0     $        (0.42)
                                ===========    =============    =========    ==========    ===============

AVERAGE SHARES OUTSTANDING
                                    10,000           10,000       10,000        10,000             10,000
                                ===========    =============    =========    ==========    ===============

                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                                         From Inception
                                             For the Six Months Ended    (July 26, 1990)
                                                     June 30,               through
                                            -------------------------
                                              2000         2000          June 30, 2001
                                            ---------    ---------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                            $      0     $        0      $    (4,175)
                                            ---------    -----------     -------------

Net Cash Used By Operating Activities       $      0     $        0      $    (4,175)
                                            ---------    -----------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock      $      0     $        0      $      1,000
                                            ---------    -----------     -------------

Net cash provided from financing activities $      0     $        0      $      1,000
                                            ---------    -----------     -------------

Net increase (Decrease) in cash             $      0     $        0      $          0

Cash at beginning of year                   $      0     $        0      $          0
                                            ---------    -----------     -------------

Cash at end of year                         $      0     $        0      $          0
                                            =========    ===========     =============

                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                  June 30, 2001


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and six months ended June 30, 2001 and 2000, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues or expenses for either of the three month or six month periods ended June 30, 2001 or 2000.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 2001 the Company had no current assets and current liabilities of $3,175 indentical to those as of December 31, 2000.

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


                                          LATIN AMERICAN TELECOMMUNICATIONS
                                          VENTURE COMPANY - LATVCO.



Date: September 19, 2001                  By: /s/ Hank Vanderkam
                                              --------------------------------
                                               Hank Vanderkam
                                               Principal Executive Officer and
                                               Chief Financial Officer