Form 10QSB
period 2001-09-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2001-10-01
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                       Commission File Number 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                          87-0485311
--------------------------------                --------------------------------
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization)


                   440 Louisiana, Suite 475, Houston, TX 77002
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                           --------------------------
                           (Issuer's telephone number)

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

                                   Yes    No   9
                                      ---    ----

         Class                      Shares Outstanding             Date
        -------                    --------------------           ------
  Common, $.001 par value                10,000               October 1, 2001

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

            Condensed Balance Sheets - September 30, 2001 and
            December 31, 2000 ................................................3

            Condensed  Statements of Operations - For the three
            months and nine  months  ended  September  30,  2001
            and 2000 and for the period from inception (July 26, 1990)
            to September 30, 2001.............................................4

            Condensed Statements of Cash Flows - For the nine months ended September 30, 2001 and 2000 and for the period from inception
           (July 26, 1990) to September 30, 2001..............................5

            Notes to Condensed Financial Statements...........................6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................7

PART II - OTHER INFORMATION...................................................7

   Item 6.  Exhibits and Reports on Form 8-K..................................7


SIGNATURES....................................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets



                       Assets

                                                 September 30,     December 31,
                                                    2001              2000
                                                -------------    ---------------

Current Assets
                                                $        0      $           0
       Cash
                                                ------------    ---------------

       Total Current Assets                              0                  0
                                                ------------    ---------------

       Total Assets                             $        0      $           0
                                                ============    ===============

        Liabilities & Stockholders' Equity

       Current Liabilities

       Accounts Payable                         $    10,960     $           0
                                                ------------    ---------------

Total Current Liabilities                       $    10,960     $            0
                                                ------------    ---------------

Stockholders' Equity
       Authorized shares 99,000,000
       $0.001 par value; 10,000 outstanding
        at 9-30-00 and at 12-31-99                       10     $           10

Additional paid-in Capital                              990                990

Deficit accumulated during development stage       (11,960)            (4,175)
                                                ------------    ---------------

Total Stockholders' Equity                      $         0     $            0
                                                ------------    ---------------

Total Liabilities & Stockholders' Equity        $         0     $            0
                                                ------------    ---------------


                     See Notes to the Financial Statements

               LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY -
                                     LATVCO.
                          (A Development Stage Company)
                             Statement of Operations


                                                                                              From Inception (July
                                  For the Three Months Ended         For the Nine Months       26, 1990) Through
                                        September 30,                Ended September 30,          March 31,
                                  --------------------------        ---------------------     --------------------

                                      2001            2000           2001           2000                 2001
                                      ----            ----           ----           ----                 ----


REVENUES                           $       0       $      0       $       0        $     0          $         0

EXPENSES
   Administrative Expenses         $   7,785              0       $       0        $     0          $    11,960
                                 ---------------  -------------  -------------  -------------- -------------------

   Total Expenses                  $   7,785       $      0       $       0        $     0          $    11,960
                                 -------------  -------------  -------------  --------------  --------------------

   NET LOSS                        $  (7,785)      $     (0)      $      (0)       $    (0)         $   (11,960)
                                 =============  =============  =============  ==============  ====================

   (LOSS) PER SHARE                $   (0.78)      $      0       $       0        $     0          $      (1.2)
                                 =============  =============  =============  ==============  ====================

   AVERAGE SHARES OUTSTANDING         10,000         10,000         10,000          10,000               10,000
                                 =============  =============  =============  ==============  ====================

                     See Notes to the Financial Statements
                                       2

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                        From Inception
                                                     For the Nine Months Ended         (July 26, 1990)
                                                             Sept. 30                     through
                                                    ----------------------------

                                                        2001            2000         September 30, 2001
                                                    -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                                    $    (7,785)     $        0      $          (11,960)

Adjustments to reconcile net loss to cash used in
operating activities:
Increase in accounts payables                             7,785              0                   10,960
                                                    -------------    -----------     --------------------

Net Cash Used By Operating Activities               $         0     $        0      $           (1,000)
                                                    -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock              $         0     $        0      $             1,000
                                                    -------------    -----------     --------------------

Net cash provided from financing activities         $         0     $        0      $             1,000
                                                    -------------    -----------     --------------------

Net increase (Decrease) in cash                     $         0     $        0      $                 0

Cash at beginning of year                           $         0     $        0      $                 0
                                                    -------------    -----------     --------------------

Cash at end of year                                 $         0     $        0      $                 0
                                                    =============    ===========     ====================


           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                               September 30, 2001


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and nine months ended September 30, 2001 and 2000, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three or nine month periods ended September 30, 2001 or 2000 but the Company did incur expenses in the 2001 for legal and accounting services and filings fees totaling $7,785.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 2001 the Company had no current assets and current liabilities of $10,960 as compared to no current assets and current liabilities of $3,175 at December 31, 2000.

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


                                 LATIN AMERICAN TELECOMMUNICATIONS
                                 VENTURE COMPANY - LATVCO.



Date: October 1, 2001            By: /s/ Hank Vanderkam
                                    ---------------------------------
                                      Hank Vanderkam, President
                                      and Principal Executive Officer


Date: October 1, 2001            By:  /s/ Hank Vanderkam
                                     --------------------------------
                                      Hank Vanderkam, Treasurer
                                      Principal Financial Officer