Form 10KSB
period 2001-12-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2002-03-18
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[T] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                         Commission File No. 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO
                 ----------------------------------------------
                         (Formerly Compu-Graphics Ltd.)
                 (Name of small business issuer in its charter)

          Nevada                                               87-0485311
---------------------------------                     --------------------------
(State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                     Identification Number)

                 440 Louisiana, Suite 475, Houston, Texas 77002
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

         As of March 15, 2001, 119,600 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                                  TABLE OF CONTENTS
                                                                           Page
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS..................................... 3
         ITEM 2.  DESCRIPTION OF PROPERTIES................................... 3
         ITEM 3.  LEGAL PROCEEDINGS .......................................... 4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS......................................... 4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS................................. 4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS........................ 4
         ITEM 7.  FINANCIAL STATEMENTS........................................ 5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...................... 5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT........................... 5
         ITEM 10. EXECUTIVE COMPENSATION...................................... 5
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT....................................... 6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K............................ 6


SIGNATURES.................................................................... 7

FINANCIAL STATEMENTS...................................................F-1 - F-7

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

                                  2001                      2000
                           -------------------      -------------------
                           High            Low       High           Low
                           ----            ---       ----           ---
First Quarter              No Quote     No Quote     No Quote     No Quote
Second Quarter             No Quote     No Quote     No Quote     No Quote
Third Quarter              No Quote     No Quote     No Quote     No Quote
Fourth Quarter             No Quote     No Quote     No Quote     No Quote

         As of March 15, 2002, there was no quote for the stock

         As of March 15, 2002, there were approximately 380 holders of record of the Common Stock of the Company.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         As discussed above (see "ITEM 1. Description of Business"), the Company has been in existence since June 26, 1990. It has no operational history and has yet to engage in business of any kind. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. The Company has no assets and no liabilities and no business opportunities are presently contemplated for acquisition. In addition, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. All expenses have been paid by loans from a shareholder.

ITEM 7.  FINANCIAL STATEMENTS

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

         The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name              Age              Title
-----            -----             ------
Hank Vanderkam     57              President, Secretary/Treasurer and Director

     Each of the directors has been elected to serve until the next annual meeting of the directors by the shareholders or until their respective successors have been duly elected and shall have qualified.

     Hank Vanderkam was elected Director on July 1, 1994 and President as of December 1, 2000. Prior thereto, Mr. Vanderkam served as Secretary Treasurer of the Company, positions he still holds. Mr. Vanderkam is a certified public accountant and attorney and practices law in Houston, Texas.

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

      Name and Address of             Amount and Nature of
      Beneficial Owner                Beneficial Ownership      Percent of Class
     ---------------------            ---------------------     ----------------
     Hank Vanderkam, Trustee
     440 Louisiana, Suite 475
     Houston, Texas 77002                     8,800                   7.36%

     Hank Vanderkam, Trustee
     440 Louisiana, Suite 475
     Houston, Texas 77002                   109,600                  91.64%


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 13.EXHIBITS AND REPORTS OF FORM 8-K

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

                                               LATIN AMERICAN TELECOMMUNICATIONS
                                               VENTURE COMPANY - LATVCO.



                                                By /s/ Hank Vanderkam
                                                  ------------------------------
                                                 Hank Vanderkam, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer
Dated: March 18, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature               Title                                   Date
       -----------             -------                                 -------

  /s/ Hank Vanderkam           Director                          March 18, 2002
 ---------------------

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders Latin American Telecommunications Venture Company - LATVCo.

         We have audited the accompanying balance sheet of Latin American Telecommunications Venture Company - LATVCo., a development stage enterprise, as of December 31, 2001 and 2000 and the related statements of loss, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report, dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

         In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company - LATVCo. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the two years in the period ended and for the period from July 26, 1990 (date of inception) to December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


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




Thomas Leger & Co. L.L.P.


March 11, 2002
Houston, Texas

                       TABLE OF CONTENTS

                                                                           Page
                                                                          ------
       Independent Auditor's Report                                         F-2

     Balance Sheet as of December 31, 2001 and 2000                         F-3

     Statement of Loss for the Years Ended
     December 31, 2001 and 2000 and for
       the Period from Inception (July 6, 1990)
       to December 31, 2001                                                 F-4

     Statement of Stockholders' Deficit for the Period from
     Inception (July 6, 1990) to December 31, 2001                          F-5

     Statement  of Cash Flow for the Years Ended  December 31, 2001 and
     2000 and for the Period, from Inception (July 6, 1990) to
     December 31, 2001                                                      F-6

     Notes To The Financial Statements                                F-7 - F-8

          LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS


                                                                  As of December 31,
                                                                 2001          2000
                                                                 ----          ----

Total Assets                                                    $   -           $ -
                                                                 ====          ====
                       LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities                                           $ 2,500       $ 3,175
                                                               --------     --------
Total liabilities                                               2,500         3,175
                                                               --------     --------
   Stockholders' equity
   Authorized shares 99,000,000 $0.001 par value;
119,600 shares outstanding at December 31, 2001,
and 10,000 shares outstanding at December  31, 2000               120            10
   Additional paid in capital                                  11,840           990
  Deficit accumulated during development stage                (14,460)       (4,175)
                                                              --------       -------
Total Stockholders' Deficit                                    (2,500)       (3,175)
                                                              --------       -------
Total Liabilities and Stockholders' Deficit                     $   -           $ -
                                                              ========       =======

           Latin American Telecommunications Venture Company - LATVCo.
                          (A Development Stage Company)
                                Statement of Loss
                                                                 From inception
                                                                 (July 26, 1990)
                                                                     through
                             For the Year Ended December 31,      December 31,
                              2001                     2000          2001
                              ----                     ----          ----
REVENUES                    $    -                   $    -        $    -
                             ------                   ------       ------
EXPENSES
Administration expenses     10,285                    3,175        14,460
                            -------                   ------       ------
Total expenses              10,285                    3,175        14,460
                            -------                   ------       ------
NET LOSS                    10,285                  $ 3,175      $ 14,460
                            =======                 ========       ======
BASIC LOSS PER SHARE        $ 0.17                   $ 0.32
                            =======                  =======
BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING          60,482                   10,000
                            =======                  =======

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                  Statement of Changes in Stockholders' Deficit
       Period from July 26, 1990 (Date of Inception) to December 31, 2001

                                            COMMON STOCK

                                                 Shares       Amount     Paid in Capital      Deficit
                                                ---------    --------   -----------------    ---------

Balance, July 26, 1990 (date of Inception)           -       $    -         $     -           $    -
Issuance of common stock (restricted) at     1,000,000        1,000               -                -
$.001 per share, July 26, 1990
Net loss from operations from July 26, 1990
(date of inception) to December 31, 1990             -            -               -           (1,000)
                                            -----------     --------         -------         ---------
Balance, December 31, 1990 thru
   December 31, 1996                         1,000,000        1,000               -           (1,000)
Reclassification to Additional Paid in
Capital due to 1:100 Reverse Split            (990,000)        (990)            990                -
Net Loss from operations for the years
ended December 31, 1997 thru 1999                    -            -               -                -
                                            -----------     --------         -------         ---------
Balance, December 31, 1997 thru
   December 31, 1999                            10,000           10             990           (1,000)
Net Loss from operations for the year
ended December 31, 2000                              -            -               -           (3,175)
                                            -----------     --------         -------         ---------
Balance, December 31, 2000                      10,000           10             990           (4,175)
                                            -----------     --------         -------         ---------
Stock issued for accounts payable              109,600          110          10,850                -
Net loss from operation for the year ended
    December 31, 2001                                -            -               -           10,285
                                            -----------     --------         -------         ---------
Balance December 31, 2001                      119,600        $ 120         $ 11,840       $ (14,460)
                                            ===========     ========         =======         =========


           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                 July 26, 1990
                                                                              (date of Inception)
                                             For the Year Ended December 31,      December 31,
                                               2001                   2000           2001
                                               ----                   ----          ------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $ (10,285)             $ (3,175)      $ (14,460)
Adjustments to reconcile net loss to cash
used in operating activities
   Non cash expense                            7,785                     -           7,785
 Increase in accounts payable                  2,500                 3,175           5,675
                                              -------                ------         -------
Net cash used by operating activities              -                     -          (1,000)
                                              -------                ------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock             -                     -           1,000
                                              -------                ------         -------
Net cash provided by financing activities          -                     -           1,000
                                              -------                ------         -------
Net increase (decrease) in cash                    -                     -               -
Cash at beginning of year                          -                     -               -
                                              -------                ------         -------
Cash at end of year                              $ -                   $ -             $ -
                                              =======                ======         =======
SUPPLEMENTAL CASH FLOW INFORMATION
       Stock issued for accounts payable     $ 10,960                  $ -        $ 10,960

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCo.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001

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

     C.  Loss Per Share

         The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

     D.  Income Taxes

         No provision for income taxes has been recorded due to operating losses at December 31, 2001. The Company has a net operating loss carry forward of approximately $14,460 of which the majority will expire on 2021. The utilization of the net operating loss carry forward may be limited by Internal Revenue Code 382. The Company has a future tax benefit of $4,916, computed at the statutory rate, offset a valuation allowance of $4,916.

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