Form 10QSB
period 2002-03-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2002-05-06
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                       Commission File Number 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         87-0485311
-----------------------------------           ----------------------------------
(State or other  jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)


                   440 Louisiana, Suite 475, Houston, TX 77002
                   --------------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                           ----------------------------
                           (Issuer's telephone number)

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

                                   Yes : No 9

            Class                    Shares Outstanding                Date
           -------                   ------------------               -------
      Common, $.001 par value             119,600                   May 1, 2002

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1.Financial Statements

            Condensed Balance Sheets - March 31, 2002 and
            December 31, 2001 ...............................................1

            Condensed Statements of Operations - For the three months ended March 31, 2002 and 2001 and for the period from inception (July 26, 1990) to March 31, 2002......................2

            Condensed Statements of Cash Flows - For the three months ended March 31, 2002 and 2001 and for the period from inception
            (July 26, 1990) to March 31, 2002 ...............................3

            Notes to Condensed Financial Statements..........................4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................5

PART II - OTHER INFORMATION..................................................5

   Item 6.  Exhibits and Reports on Form 8-K.................................5


SIGNATURES...................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets



                     Assets

                                                    March 31, 2002  December 31,
                                                                       2001
                                                   --------------  -------------

Current Assets
                                                      $       0      $        0
       Cash
                                                      -----------    -----------

       Total Current Assets                                   0               0
                                                      -----------    -----------

       Total Assets                                   $       0     $         0
                                                      ===========    ===========

          Liabilities & Stockholders' Equity

       Current Liabilities

       Accounts Payable                               $    5,000     $    2,500
                                                      -----------    -----------

Total Current Liabilities                             $    5,000     $    2,500
                                                      -----------    -----------

Stockholders' Equity
       Authorized shares 99,000,000
       $0.001 par value; 119,600 outstanding at
       3-31-02 and at 12-31-01                        $      120     $      120

Additional paid-in Capital                                11,840         11,840

Deficit accumulated during development stage          $  (16,960)    $  (14,460)
                                                      -----------    -----------

Total Stockholders' Equity                            $   (5,000)    $   (2,500)
                                                      -----------    -----------

Total Liabilities & Stockholders' Equity              $       0      $        0
                                                      -----------    -----------


                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations



                                   For the Three Months Ended     From Inception (July
                                           March 31,               26, 1990) Through
                                                                     March 31,
                                   -----------------------------
                                      2002           2001              2002
                                    ---------      ---------      -----------------

REVENUES                            $        0     $       0           $        0

EXPENSES
      Administrative Expenses            2,500             0               16,960
                                    -----------    ----------    -----------------

      Total Expenses                     2,500     $       0           $   16,960
                                    -----------    ----------    -----------------

      NET LOSS                      $    2,500     $       0           $   16,960
                                    ===========    ==========    =================

      (LOSS) PER SHARE              $   (0.02)     $       0
                                    ===========    ==========    =================

      AVERAGE SHARES OUTSTANDING       109,600        10,000
                                    ===========    ==========    =================

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                   For the Three Months Ended       From Inception
                                                            March 31,               (July 26, 1990)
                                                                                        through
                                                   ----------------------------
                                                       2002            2001          March 31, 2002
                                                   -------------   ------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                                   $    (2,500)     $        0      $          (16,960)

Adjustments to reconcile net loss to cash
used in operating activities:
Non cash expense                                          2,500              0                    7,785
Increase in accounts payable                                                                      8,175
                                                   -------------    -----------     --------------------

Net Cash Used By Operating Activities              $          0     $        0      $           (1,000)
                                                   -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock             $          0     $        0      $             1,000
                                                   -------------    -----------     --------------------

Net cash provided from financing activities        $          0     $        0      $             1,000
                                                   -------------    -----------     --------------------

Net increase (Decrease) in cash                    $          0     $        0      $                 0

Cash at beginning of year                          $          0     $        0      $                 0
                                                   -------------    -----------     --------------------

Cash at end of year                                $          0     $        0      $                 0
                                                   =============    ===========     ====================

Supplemental cash flow information                            -              -            $      10,960
      stock issued for accounts payable
                                                   =============    ===========     ====================


           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                 March 31, 2002


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 2002 and 2001, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three month periods ended March 31, 2002 or 2001. The Company incurred 2,500 of expenses during the three months ended March 31, 2002 to keep its SEC filings current. There were no expenses for the corresponding period of the prior year.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 2002 the Company had no current assets and current liabilities of $5,000 as compared to no current assets and current liabilities of $2,500 at December 31, 2001.

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


                                           LATIN AMERICAN TELECOMMUNICATIONS
                                           VENTURE COMPANY - LATVCO.



Date: May 2, 2002                          By: /s/ Hank Vanderkam
                                              ----------------------------------
                                                Hank Vanderkam
                                                Principal Executive Officer
                                                and Principal Financial Officer