Form 10QSB
period 2002-06-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2002-08-12
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                           Yes : No 9

          Class                   Shares Outstanding                  Date
         -------                  ------------------                 ------
       Common, $.001 par value        119,600                   July   , 2002

                  TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1.Financial Statements

            Condensed Balance Sheets - June 30, 2002 and
            December 31, 2001 .............................................  1

            Condensed Statements of Operations - For the three
            months and six months ended June 30, 2002 and 2001
            and for the period from inception (July 26, 1990) to
            June 30, 2002..................................................  2

            Condensed Statements of Cash Flows - For the six months ended
            June 30, 2002 and 2001 and for the period from inception
            (July 26, 1990) to June 30, 2002...............................  3

            Notes to Condensed Financial Statements........................  4

   Item 2.Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  5

PART II - OTHER INFORMATION................................................  5

   Item 6.  Exhibits and Reports on Form 8-K...............................  5


SIGNATURES.................................................................  6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                  Balance Sheet



                                     Assets

                                                                 June 30,      December 31,
                                                                   2002           2001
                                                                -----------   -------------

Current Assets
                                                              $        0      $         0
       Cash
                                                              ------------    -------------

       Total Current Assets                                            0                0
                                                              ------------    -------------

       Total Assets                                           $        0      $         0
                                                              ============    =============

                       Liabilities & Stockholders' Equity

       Current Liabilities

       Accounts Payable                                       $     7,500     $      2,500
                                                              ------------    -------------

Total Current Liabilities                                           7,500            2,500
                                                              ------------    -------------

Stockholders' Equity
     Authorized shares 99,000,000
     $0.001 par value; 119,600 outstanding at
      6-30-02 and at 12-31-01                                         120              120

Additional paid-in Capital                                         11,840           11,840

Deficit accumulated during development stage                     (19,460)         (14,460)
                                                              ------------    -------------

Total Stockholders' Equity                                        (7,500)          (2,500)
                                                              ------------    -------------

Total Liabilities & Stockholders' Equity                      $         0     $          0
                                                              ============    =============

              LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY -
                                     LATVCO.
                          (A Development Stage Company)
                             Statement of Operations



                                For the Three Months Ended       For the Six Months      From Inception (July
                                         June 30,                  Ended June 30,          26, 1990) Through
                                                                                               June 30,
                                ----------------------------   ------------------------    ---------------
                                   2002            2001          2002          2001                2002
                                -----------    -------------   ----------    ----------    ---------------

REVENUES                        $        0     $          0    $       0     $       0     $            0

EXPENSES
      Administrative
      Expenses                  $    2,500     $          0    $   5,000     $       0     $       19,460
                                -----------    -------------   ----------    ----------    ---------------


       Total Expenses           $    2,500     $          0    $   5,000     $       0     $       19,460
                                -----------    -------------                               ---------------

NET LOSS
                                $    2,500     $          0    $   5,000     $       0     $     (19,460)
                                ===========    =============   ==========    ==========    ===============

(LOSS) PER SHARE                $     (.02)    $          0    $    (.04)    $       0
                                ===========    =============   ==========    ==========

AVERAGE SHARES OUTSTANDING
                                   119,600           10,606      119,600        10,606
                                ===========    =============   ==========    ==========


           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                 From Inception
                                                For the Six Months Ended         (July 26, 1990)
                                                        June 30,                    through
                                               ----------------------------

                                                   2002            2001         June 30, 2002
                                               -------------   ------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                                $ ( 5,000)             $0          $(19,460)
Non-Cash expense                                         0               0             7,785
Increase in accounts payable                         5,000               0            10,675
                                               -------------    -----------     --------------

Net Cash Used By Operating Activities                     0              0            (1,000)
                                               -------------    -----------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                    0              0              1,000
                                               -------------    -----------     --------------

Net cash provided from financing activities               0              0              1,000
                                               -------------    -----------     --------------

Net increase (Decrease) in cash                           0              0                  0

Cash at beginning of year                                 0              0                  0
                                               -------------    -----------     --------------

Cash at end of year                                   $   0          $   0                  0
                                               =============    ===========     ==============


           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                  June 30, 2002


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and six months ended June 30, 2002 and 2001, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either the three month or six month periods ended June 30, 2002 or 2001. However, the company incurred administration.expenses of $2,500 and $5,000 respectively for the three and six month periods of 2002. There were no expenses for either period of 2001

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 2002 the Company had no current assets and current liabilities of $7,500 this compares with no assets and current liabilities of $2,500 as of December 31, 2001.

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


                                            LATIN AMERICAN TELECOMMUNICATIONS
                                            VENTURE COMPANY - LATVCO.



Date: July____2002                          By: /s/ Hank Vanderkam
                                               ---------------------------------
                                                 Hank Vanderkam
                                                 Principal Executive Officer
                                                 and Chief Financial Officer