Form 10QSB
period 2002-09-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2002-11-08
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                   Yes X   No
                                      ---    ----

         Class                      Shares Outstanding             Date
        -------                    --------------------           ------
  Common, $.001 par value              119,600               October 1, 2002

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

            Condensed Balance Sheets - September 30, 2002 and
            December 31, 2001 ................................................3

            Condensed  Statements of Operations - For the three
            months and nine  months  ended  September  30,  2002
            and 2001 and for the period from inception (July 26, 1990)
            to September 30, 2002.............................................4

            Condensed Statements of Cash Flows - For the nine months ended September 30, 2002 and 2001 and for the period from inception
           (July 26, 1990) to September 30, 2002..............................5

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


SIGNATURES....................................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets



                       Assets

                                                 September 30,     December 31,
                                                    2002              2001
                                                -------------    ---------------

Current Assets
                                                $        0      $           0
       Cash
                                                ------------    ---------------

       Total Current Assets                              0                  0
                                                ------------    ---------------

       Total Assets                             $        0      $           0
                                                ============    ===============

        Liabilities & Stockholders' Equity

       Current Liabilities

       Accounts Payable                         $    10,000     $        2,500
                                                ------------    ---------------

Total Current Liabilities                       $    10,000     $        2,500
                                                ------------    ---------------

Stockholders' Equity
       Authorized shares 119,600
       $0.001 par value; 10,000 outstanding
        at 9-30-02 and at 12-31-01                      120     $          120

Additional paid-in Capital                           11,840             11,840

Deficit accumulated during development stage        (21,960)           (14,460)
                                                ------------    ---------------

Total Stockholders' Equity                      $   (10,000)     $       2,500
                                                ------------    ---------------

Total Liabilities & Stockholders' Equity        $         0     $            0
                                                ------------    ---------------


                     See Notes to the Financial Statements

               LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY -
                                     LATVCO.
                          (A Development Stage Company)
                             Statement of Operations


                                                                                              From Inception (July
                                  For the Three Months Ended         For the Nine Months       26, 1990) Through
                                        September 30,                Ended September 30,         September 30,
                                  --------------------------        ---------------------     --------------------

                                      2002            2001           2002           2001                 2002
                                      ----            ----           ----           ----                 ----


REVENUES                           $       0       $      0       $       0        $     0          $         0

EXPENSES
   Administrative Expenses         $   2,500          7,785       $   7,500        $ 7,785          $    21,960
                                 ---------------  -------------  -------------  -------------- -------------------

   Total Expenses                  $   2,500       $  7,785       $   7,500        $ 7,785          $    21,960
                                 -------------  -------------  -------------  --------------  --------------------

   NET LOSS                        $  (2,500)      $ (7,785)      $  (7,500)       $(7,785)         $   (21,960)
                                 =============  =============  =============  ==============  ====================

   (LOSS) PER SHARE                $   (0.02)      $  (0.78)      $   (0.06)       $  (.78)
                                 =============  =============  =============  ==============

   AVERAGE SHARES OUTSTANDING        119,600        10,000          119,600          10,000
                                 =============  =============  =============  ==============

                     See Notes to the Financial Statements
                                       2

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                        From Inception
                                                     For the Nine Months Ended         (July 26, 1990)
                                                             Sept. 30                     through
                                                    ----------------------------

                                                        2002            2001         September 30, 2002
                                                    -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                                    $    (7,500)     $  (7,785)      $          (19,460)

Adjustments to reconcile net loss to cash used in
operating activities:
Non-cash expenses                                             0              0                    7,785
Increase in accounts payables                             7,500          7,785                   13,175
                                                    -------------    -----------     --------------------

Net Cash Used By Operating Activities               $         0     $        0      $           (1,000)
                                                    -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock              $         0     $        0      $             1,000
                                                    -------------    -----------     --------------------

Net cash provided from financing activities         $         0     $        0      $             1,000
                                                    -------------    -----------     --------------------

Net increase (Decrease) in cash                     $         0     $        0      $                 0

Cash at beginning of year                           $         0     $        0      $                 0
                                                    -------------    -----------     --------------------

Cash at end of year                                 $         0     $        0      $                 0
                                                    =============    ===========     ====================


           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                               September 30, 2002


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and nine months ended September 30, 2002 and 2001, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three or nine month periods ended September 30, 2002 or 2001. The Company did incur expenses for legal and accounting services and filings fees totaling $7,785 in the three months and nine months ended September 30, 2001. For the three months ended September 30, 2002, the Company incurred expenses of $2,500 for legal and accounting services and filing fees and $7,500 for such expenses for the nine months ended September 30, 2002.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 2002 the Company had no current assets and current liabilities of $10,000 as compared to no current assets and current liabilities of $2,500 at December 31, 2001.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

     99.1 Certificate  by  the  Chief  Executive  Officer  and  Chief  Financial
          Officer.

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


                                 LATIN AMERICAN TELECOMMUNICATIONS
                                 VENTURE COMPANY - LATVCO.



Date: November 8, 2002            By: /s/ Hank Vanderkam
                                    ---------------------------------
                                      Hank Vanderkam, President
                                      and Principal Executive Officer


Date: November 8, 2002            By:  /s/ Hank Vanderkam
                                     --------------------------------
                                      Hank Vanderkam, Treasurer
                                      Principal Financial Officer