Form 10QSB/A
period 2002-09-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2002-11-13
CIK 894558

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
                                 =============  =============  =============  ==============

                     See Notes to the Financial Statements
                                       2

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                        From Inception
                                                     For the Nine Months Ended         (July 26, 1990)
                                                             Sept. 30                     through
                                                    ----------------------------

                                                        2002            2001         September 30, 2002
                                                    -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                                    $    (7,500)     $  (7,785)      $          (21,960)

Adjustments to reconcile net loss to cash used in
operating activities:
Non-cash expenses                                             0              0                    7,785
Increase in accounts payables                             7,500          7,785                   15,175
                                                    -------------    -----------     --------------------

Net Cash Used By Operating Activities               $         0     $        0      $           (1,000)
                                                    -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock              $         0     $        0      $             1,000
                                                    -------------    -----------     --------------------

Net cash provided from financing activities         $         0     $        0      $             1,000
                                                    -------------    -----------     --------------------

Net increase (Decrease) in cash                     $         0     $        0      $                 0

Cash at beginning of year                           $         0     $        0      $                 0
                                                    -------------    -----------     --------------------

Cash at end of year                                 $         0     $        0      $                 0
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


                                 LATIN AMERICAN TELECOMMUNICATIONS
                                 VENTURE COMPANY - LATVCO.



Date: November 8, 2002            By: /s/ Hank Vanderkam
                                    ---------------------------------
                                      Hank Vanderkam, President
                                      and Principal Executive Officer


Date: November 8, 2002            By:  /s/ Hank Vanderkam
                                     --------------------------------
                                      Hank Vanderkam, Treasurer
                                      Principal Financial Officer

                                 CERTIFICATIONS

I, Hank Vanderkam, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Latin American Telecommunications Venture Company

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002

By:/s/ Hank Vanderkam
   ---------------------
Hank Vanderkam
Chief Executive Officer

I, Hank Vanderkam, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Latin American Telecommunications Venture Company

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002

By:/s/ Hank Vanderkam
  ------------------------
Hank Vanderkam
Chief Financial Officer

Item 4. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.