Form 10KSB
period 2002-12-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2003-03-06
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                         Commission File No. 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO
                         (Formerly Compu-Graphics Ltd.)
                 (Name of small business issuer in its charter)

           Nevada                                             87-0485311
-------------------------------                   ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   Number)


                    1301 Travis, Ste. 1200, Houston, TX 77002
                --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (713) 547-8900

Securities Registered Pursuant to Section 13 of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
               None                                    None

Securities Registered Pursuant to Section 15(d) of the Act:

                         Common Stock, $0.001 par value
                        ---------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days.    Yes  x      No
            -----      ----

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

     As of February 15, 2002, 119,600 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS

PART I
         ITEM 1.  DESCRIPTION OF BUSINESS......................................3
         ITEM 2.  DESCRIPTION OF PROPERTIES....................................3
         ITEM 3.  LEGAL PROCEEDINGS ...........................................4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS..........................................4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS..................................4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........................4
         ITEM 7.  FINANCIAL STATEMENTS.........................................5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT............................5
         ITEM 10. EXECUTIVE COMPENSATION.......................................5
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT........................................6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K.............................6
SIGNATURES.....................................................................7

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

         None

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is not available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                                2002                             201
                        ----------------------        --------------------------
                           High          Low             High           Low
First Quarter            No Quote      No Quote        No Quote       No Quote
Second Quarter           No Quote      No Quote        No Quote       No Quote
Third Quarter            No Quote      No Quote        No Quote       No Quote
Fourth Quarter           No Quote      No Quote        No Quote       No Quote


         As of February 15, 2003, there was no quote for the stock

         As of February 15, 2003, there were approximately 380 holders of record of the Common Stock of the Company.

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

                                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

         The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

  Name             Age              Title
---------
Hank Vanderkam     58              President, Secretary/Treasurer and Director

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

Security Ownership of Certain Beneficial Owners

         The following table sets forth, as of February 15, 2003 the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.

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

                                    LATIN AMERICAN TELECOMMUNICATIONS
                                    VENTURE COMPANY - LATVCO.


                                     By /s/ Hank Vanderkam
                                       ---------------------------------
                                       Hank Vanderkam, Chief Executive Officer
                                       and Chief Financial Officer

Dated: March 3, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                         Title                         Date
------------                     ----------                    ----------
/s/ Hank Vanderkam                Director                    March 3, 2003

                                Table of contents
                                                                          Page

Independent Auditor's Report                                                 F-2

Balance sheet as of December 31, 2002 and 2001                               F-3

Statement of Loss for the Years Ended December 31, 2002
and 2001 and for the Period from Inception (July 6, 1990)
to December 31, 2002                                                         F-4

Statement of Stockholders' Deficit for the Period from
Inception (July 6, 1990) to December 31, 2002                                F-5

Statement of Cash Flow for the Years Ended December 31, 2002 and 2001
and for the Period from Inception (July 6, 1990) to December 31, 2002        F-6

Notes to the financial statements                                      F-7 - F-8

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Latin American Telecommunications Venture Company - LATVCo.
(formerly Compu-Graphics Ltd.)

     We have audited the accompanying balance sheets of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.), a development stage enterprise, as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report, dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

     In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the two years in the period ended and for the period from July 26, 1990 (date of inception) to December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Thomas Leger & Co. L.L.P.

Thomas Leger & Co. L.L.P.
February 6, 2003
Houston, Texas
                                       F-2

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                    As of December 31,
                                                            2002                        2001
                                                          --------                    --------

Total assets                                               $   -                        $  -
              Liabilities & Stockholders' Equity
Current liabilities - Director                           $12,500                      $2,500
                                                         -------                      ------
Total liabilities                                         12,500                       2,500
                                                         -------                      ------

Stockholders' equity
Authorized shares 99,000,000 $0.001 par value;
119,600 shares outstanding at December 31, 2002 and
December 31, 2001                                            120                         120

Additional paid in capital                                11,840                      11,840

Deficit accumulated during development stage             (24,460)                    (14,460)

Total stockholders' deficit                              (12,500)                     (2,500)

Total liabilities and stockholders' deficit               $    -                      $    -
                                                          =======                    ========


          See Accountant's Report and Notes to the Financial Statements
                                       F-4

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                                Statement of Loss

                                                                                         From inception
                                                                                        (July 26, 1990)
                                                  For the Year Ended December 31,     through December 31,
                                                      2002              2001                 2002
                                                      ----              ----                 ----

Revenues                                          $      -            $     -              $     -
Expenses
Administration expenses                             10,000             10,285               24,460
                                                   --------           --------             ---------
Total expenses                                      10,000             10,285               24,460
                                                   --------           --------             ---------
Net loss                                          $ 10,000           $ 10,285              $24,460
                                                   ========           ========             =========

Basic loss per share                                $ 0.08             $ 0.17

Basic weighted average shares outstanding          119,600             60,482
                                                   ========           ========

          See Accountant's Report and Notes to the Financial Statements

           Latin American Telecommunications Venture Company - LATVCO.
                  Statement of Changes in Stockholders' Deficit
       Period from July 26, 1990 (Date of Inception) to December 31, 2002

                                                 Common Stock
                                            Shares         Amount     Paid in Capital         Deficit
                                           ---------      --------   -----------------       ---------

Balance, July 26, 1990 (date of                  -        $     -         $    -              $     -
inception)

Issuance of common stock (restricted)
at $.001 per share, July 26, 1990        1,000,000          1,000              -                    -
Net loss from operations from July 26,
1990 (date of inception) to December
31, 1990                                         -              -              -               (1,000)
                                         ----------        --------        -------            ---------
Balance, December 31, 1990 thru
December 31, 1996                        1,000,000          1,000              -               (1,000)

Reclassification to Additional Paid in
capital due to 1:100 reverse split        (990,000)          (990)           990                    -

Net loss from operations for the years
ended December 31, 1997 thru 1999                -              -              -                    -
                                          ----------        --------        -------            ---------

Balance, December 31, 1997 thru
December 31, 1999                           10,000             10            990               (1,000)

Net loss from operations for the year
ended December 31, 2000                          -              -              -               (3,175)
                                          ----------        --------        -------            ---------
Balance, December 31, 2000                  10,000             10            990               (4,175)
                                          ----------        --------        -------            ---------
Stock issued for accounts payable          109,600            110         10,850                    -

Net loss from operations for the year
ended December 31, 2001                          -              -              -               10,285
                                          ----------        --------        -------            ---------

Balance, December 31, 2001                 119,600            120         11,840              (14,460)
                                          ----------        --------        -------            ---------

Net loss from operations for the year
ended December 31, 2002                          -              -              -               10,000
                                          ----------        --------        -------            ---------

                                         $ 119,600         $  120       $ 11,840             $(24,460)
                                          ==========        ========      =========           ==========


         See Accountant's Report and Notes to the Financial Statements

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                                             July 26, 1990
                                                            For the Year Ended December    (date of Inception
                                                                        31,                   December 31,
                                                               2002            2001               2002
                                                              ------          -------            --------

Cash flows from operating activities
Net loss                                                    $(10,000)        $(10,285)         $ (24,460)
Adjustments to reconcile net loss to cash used in
operating activities
Non cash expense                                                   -            7,785              7,785
Increase in accounts payable                                  10,000            2,500             15,675
                                                            ----------       ----------        -----------

Net cash used by operating activities                              -                -             (1,000)

Cash flows from Financing Activities
Proceeds from issuance of common stock                             -                -              1,000

Net cash provided by financing activities                          -                -              1,000
Net increase (decrease) in cash
Cash at beginning of year                                          -                -                  -

Cash at end of year                                           $    -            $   -              $   -
                                                            ----------        ---------        ------------
Supplemental cash flow information
Stock issued for accounts payable                             $    -          $10,960            $10,960


         See Accountant's Report and Notes to the Financial Statements

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

     D.  Income Taxes

         No provision for income taxes has been recorded due to operating losses at December 31, 2002. The Company has a net operating loss carry forward of approximately $24,460 of which the majority will expire on 2021. The utilization of the net operating loss carry forward may be limited by Internal Revenue Code
382. The Company has a future tax benefit of $ 8,316, computed at the statutory rate, offset a valuation allowance of $8,316.

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

NOTE 3 - RELATED PARTIES

         Administration expenses and current liabilities at 2002 and 2001 represent legal services performed by the Company's director and corporate expenses paid by the Company's Director. During 2001, the Company issued 109,600 shares of common stock for the settlement of liabilities of $10,960.