Form 10QSB
period 2003-03-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2003-05-14
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


                      1301 Travis, #1200, Houston, TX 77002
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                          ----------------------------
                           (Issuer's telephone number)

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

                                 Yes     No
                                    ----    -----

 Class                           Shares Outstanding                       Date
--------                        --------------------                     -------
Common, $.001 par value                119,600                      May 15, 2003

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                                      INDEX

                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

 Item 1.Financial Statements

        Condensed Balance Sheets - March 31, 2003 and
        December 31, 2002 ....................................................1

        Condensed Statements of Operations - For the
        three months ended March 31, 2003 and 2002 and
        for the period from inception (July 26, 1990) to
        March 31, 2003........................................................2

        Condensed Statements of Cash Flows - For the three
        months ended March 31, 2003 and 2002 and for the period
        from inception (July 26, 1990) to March 31, 2003......................3

        Notes to Condensed Financial Statements...............................4

 Item 2.Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................5

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

SIGNATURES....................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets



                        Assets

                                                   March 31,      December 31,
                                                     2003            2002
                                                  ------------    ------------

Current Assets
                                                  $         0      $        0
       Cash
                                                  -------------    -----------

       Total Current Assets                                 0               0
                                                  -------------    -----------

       Total Assets                               $         0      $        0
                                                  =============    ===========

       Liabilities & Stockholders' Equity

       Current Liabilities

       Accounts Payable                           $    15,000     $    12,500
                                                  -------------    -----------

Total Current Liabilities                         $    15,000     $    12,500
                                                  -------------    -----------

Stockholders' Equity
       Authorized shares 99,000,000
       $0.001 par value; 119,600 outstanding
        at 3-31-02 and at 12-31-01                $      120      $       120

Additional paid-in Capital                            11,840           11,840

Deficit accumulated during development stage      $  (26,960)     $   (24,460)
                                                  -------------    -----------

Total Stockholders' Equity                        $  (15,000)     $   (12,500)
                                                  -------------    -----------

Total Liabilities & Stockholders' Equity          $        0      $         0
                                                  -------------    -----------

                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations



                                     For the Three Months Ended   From Inception (July
                                             March 31,             26, 1990) Through
                                                                      March 31,
                                     --------------------------

                                       2003         2002                 2003
                                     ---------    ---------        -------------------


REVENUES                             $       0     $      0         $          0

EXPENSES
      Administrative Expenses            2,500     $  2,500               26,960
                                     ----------    -------------  --------------------

      Total Expenses                     2,500     $  2,500         $     26,960
                                     ----------    -------------  --------------------

      NET LOSS                         $ 2,500     $  2,500         $     26,960
                                     ==========    =============  ====================

      (LOSS) PER SHARE                 $(0.02)     $  (0.02)
                                     ==========    =============  ====================

      AVERAGE SHARES OUTSTANDING      $119,960     $119,960
                                     ==========    =============  ====================


                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                  For the Three Months Ended         From Inception
                                                          March 31,                 (July 26, 1990)
                                                                                         through
                                                  ----------------------------

                                                      2003            2002           March 31, 2002
                                                  -----------      -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                                  $    (2,500)     $  (2,500)      $          (26,960)

Adjustments to reconcile net loss to cash
used in operating activities:
Non cash expense                                        2,500          2,500
Increase in accounts payable
                                                  -------------    -----------     --------------------

Net Cash Used By Operating Activities             $         0     $        0      $           (1,000)
                                                  -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock            $         0     $        0      $             1,000
                                                  -------------    -----------     --------------------

Net cash provided from financing activities       $         0     $        0      $             1,000
                                                  -------------    -----------     --------------------

Net increase (Decrease) in cash                   $         0     $        0      $                 0

Cash at beginning of year                         $         0     $        0      $                 0
                                                  -------------    -----------     --------------------

Cash at end of year                               $         0     $        0      $                 0
                                                  =============    ===========     ====================

Supplemental cash flow information                          -              -            $      10,960
      stock issued for accounts payable
                                                  =============    ===========     ====================


                     See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                 March 31, 2003


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 2003 and 2002, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three month periods ended March 31, 2003 or 2002. The Company incurred 2,500 of expenses during the three months ended March 31, 2003 to keep its SEC filings current. There were no expenses for the corresponding period of the prior year.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 2003 the Company had no current assets and current liabilities of $15,000 as compared to no current assets and current liabilities of $12,500 at December 31, 2002.

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


                                LATIN AMERICAN TELECOMMUNICATIONS
                                VENTURE COMPANY - LATVCO.



Date: May 14, 2003              By: /s/ Hank Vanderkam
                                   -----------------------------------
                                     Hank Vanderkam
                                     Principal Executive Officer and Principal
                                     Financial Officer

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

Dated: May 14, 2003

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer

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

Dated: May 14, 2003

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Financial Officer