Form 10QSB
period 2003-06-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2003-07-30
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                       Commission File Number 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         87-0485311
----------------------------------              --------------------------------
 (State or other jurisdiction                  (IRS Employer Identification No.)
 of incorporation or organization)


                      1301 Travis, #1200, Houston, TX 77002
                    ----------------------------------------
                    (Address of principal executive offices)

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

                                   Yes X   No

      Class                   Shares Outstanding                  Date
Common, $.001 par value            119,600                   July 31, 2003

                  TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.

                                      INDEX
                                                                            Page
                                                                           Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

         Condensed Balance Sheets - June 30, 2003 and
         December 31, 2002 ............................................................1

         Condensed Statements of Operations - For the three months and six months ended June 30, 2003 and 2002 and for the period from
         inception (July 26, 1990) to June 30, 2003....................................2

         Condensed Statements of Cash Flows - For the six months ended
         June 30, 2003 and 2002 and for the period from inception (July 26, 1990)
         to June 30, 2003  ............................................................3

         Notes to Condensed Financial Statements.......................................4

         Item 2.Management's Discussion and Analysis or Plan of Operations
                  of Operations........................................................5
         Item 3. Controls and Procedures...............................................5

PART II - OTHER INFORMATION............................................................5

         Item 1. Legal Proceedings.....................................................5
         Item 2. Changes in Securities.................................................5
         Item 3. Defaults Upon Senior Securities.......................................5
         Item 4. Submission of Matters to a Vote of Security Holders...................5
         Item 5. Other Information.....................................................5

         Item 6. Exhibits and Reports on Form 8-K......................................5


SIGNATURES.............................................................................6

Certifications.......................................................................7-8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                  Balance Sheet



                                     Assets

                                                               June 30,      December 31,
                                                                 2003           2002
                                                            ------------    ------------


Current Assets
                                                            $        0       $       0
       Cash
                                                            ------------    ------------

       Total Current Assets                                          0               0
                                                            ------------    ------------

       Total Assets                                         $        0       $       0
                                                            ============    ============

                       Liabilities & Stockholders' Equity

       Current Liabilities

       Accounts Payable                                     $    17,500      $   12,500
                                                            ------------    ------------

Total Current Liabilities                                       $17,500          12,500
                                                            ------------    ------------

Stockholders' Equity
     Authorized shares 99,000,000
     $0.001 par value; 119,600 outstanding
     at 6-30-03 and at 12-31-02                                     120             120

Additional paid-in Capital                                       11,840          11,840

Deficit accumulated during development stage                    (29,460)        (24,460)
                                                            ------------    ------------

Total Stockholders' Equity                                     $(17,500)     $  (12,500)
                                                            ------------    ------------

Total Liabilities & Stockholders' Equity                     $         0     $         0
                                                            ============    ============

                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                             Statement of Operations


                           For the Three Months Ended       For the Six Months        From Inception (July
                                    June 30,                  Ended June 30,            26, 1990) Through
                                                                                            June 30,
                           ----------------------------   ------------------------    ------------------

                              2003            2002          2003          2002               2003
                           -----------    -------------   ----------    ----------    ------------------

REVENUES                   $        0     $          0    $       0     $       0     $               0

EXPENSES
      Administrative
      Expenses             $    2,500     $          0    $   5,000     $       0     $          29,460
                           -----------    -------------   ----------    ----------    ------------------


       Total Expenses      $    2,500     $          0    $   5,000     $       0     $          29,460
                           -----------    -------------   ----------    ----------    ------------------

NET LOSS
                           $    2,500     $          0    $   5,000     $       0     $        (29,460)
                           ===========    =============   ==========    ==========    ==================

(LOSS) PER SHARE           $    (.02)     $          0    $   (.04)     $       0
                           ===========    =============   ==========    ==========

AVERAGE SHARES OUTSTANDING
                              119,600          119,600      119,600       119,600
                           ===========    =============   ==========    ==========


           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                      From Inception
                                                       For the Six Months Ended       July 26, 1990)
                                                               June 30,                  through
                                                      ----------------------------

                                                          2003            2002        June 30, 2003
                                                      -----------      -----------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                                       $ ( 5,000)             $0            $(29,460)
Non-Cash expense                                                0               0               7,785
Increase in accounts payable                                5,000               0              20,675
                                                      -------------    -----------    -----------------

Net Cash Used By Operating Activities                            0              0              (1,000)
                                                      -------------    -----------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                           0              0                1,000
                                                      -------------    -----------    -----------------

Net cash provided from financing activities                      0              0                1,000
                                                      -------------    -----------    -----------------

Net increase (Decrease) in cash                                  0              0                    0

Cash at beginning of year                                        0              0                    0
                                                      -------------    -----------    -----------------

Cash at end of year                                          $   0          $   0              $     0
                                                      =============    ===========    =================

Supplemental Cash flow information stock issued for          $   0          $   0            $  10,960
accounts payable
                                                      =============    ===========    =================

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                  June 30, 2003


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


2.       Accounts Payable

     Accounts payable represent amounts advanced to the Company by Management and is convertible into common stock of the Company at the rate of ten shares of common stock for every dollar advanced, exercisable at the option of the advancing party.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Result of Operations

     During the three months and six months ended June 30, 2002 and 2003, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either the three month or six month periods ended June 30, 2002 or 2003. However, the company incurred administration.expenses of $2,500 and $5,000 respectively for the three and six month periods of both 2002 and 2003.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 2003 the Company had no current assets and current liabilities of $17,500 this compares with no assets and current liabilities of $12,500 as of December 31, 2002.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

ITEM 3. CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within ninety days of the filing of this Report on form 10-Q, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and proedures (as defined in Rules (13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subseqent to the date of their evalutation.

  Item 1.  Legal proceedings
  None

  Item 2.  Changes in Securities
  None

  Item 3.  Defaults Upon Senion Securities
  None

  Item 4.  Submission of Matters to a Vote of Security Holders
  None

  Item 5.  Other Information
  None


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


                                         LATIN AMERICAN TELECOMMUNICATIONS
                                         VENTURE COMPANY - LATVCO.



Date: July 30, 2003                       By: /s/ Hank Vanderkam
                                             -----------------------------------
                                             Hank Vanderkam
                                             Principal Executive Officer and
                                             Chief Financial Officer

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

Dated: July 30, 2003

By: /s/ Hank Vanderkam
---------------------------
Hank Vanderkam
Chief Executive Officer

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

Dated: July 30, 2003

By: /s/ Hank Vanderkam
---------------------------
Hank Vanderkam
Chief Financial Officer