Form 10QSB
period 2003-09-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2003-11-07
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


                      1301 Travis, #1200 Houston, TX 77002
                    ----------------------------------------
                    (Address of principal executive offices)

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

                                   Yes X   No
                                      ---    ----

         Class                      Shares Outstanding             Date
        -------                    --------------------           ------
  Common, $.001 par value              119,600               October 1, 2003

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

            Condensed Balance Sheets - September 30, 2003 (unaudited) and
            December 31, 2002 ................................................1

            Condensed Statements of Operations (unaudited)- For the three months and nine months ended September 30, 2003 and 2002 and for the period from inception (July 26, 1990)
            to September 30, 2003.............................................2

            Condensed Statements of Cash Flows (unaudited) - For the nine months ended September 30, 2003 and 2002 and for the period from inception
           (July 26, 1990) to September 30, 2003..............................3
            Notes to the Condensed Financial Statements.......................4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................5

PART II - OTHER INFORMATION...................................................5

   Item 6.  Exhibits and Reports on Form 8-K..................................5


SIGNATURES....................................................................6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets



                       Assets

                                                 September 30,     December 31,
                                                    2003              2002
                                                 (Unaudited)      (Unaudited)
                                                -------------    ---------------

Current Assets
                                                $        0      $           0
       Cash
                                                ------------    ---------------

       Total Current Assets                              0                  0
                                                ------------    ---------------

       Total Assets                             $        0      $           0
                                                ============    ===============

        Liabilities & Stockholders' Equity

       Current Liabilities

       Accounts Payable                         $    20,000     $       12,500
                                                ------------    ---------------

Total Current Liabilities                       $    20,000     $       12,500
                                                ------------    ---------------

Stockholders' Equity
       Authorized shares 119,600
       $0.001 par value; 10,000 outstanding
        at 9-30-03 and at 12-31-02                      120     $          120

Additional paid-in Capital                           11,840             11,840

Deficit accumulated during development stage        (31,960)           (24,460)
                                                ------------    ---------------

Total Stockholders' Equity                      $   (20,000)     $     (12,500)
                                                ------------    ---------------

Total Liabilities & Stockholders' Equity        $         0     $            0
                                                ------------    ---------------


                     See Notes to the Financial Statements

               LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY -
                                     LATVCO.
                          (A Development Stage Company)
                             Statement of Operations
                                  (Unaudited)


                                                                                              From Inception (July
                                  For the Three Months Ended         For the Nine Months       26, 1990) Through
                                        September 30,                Ended September 30,         September 30,
                                  --------------------------        ---------------------     --------------------

                                      2003            2002           2003           2002                 2003
                                      ----            ----           ----           ----                 ----


REVENUES                           $       0       $      0       $       0        $     0          $         0

EXPENSES
   Administrative Expenses         $   2,500          2,500       $   7,500        $ 7,500          $    31,960
                                 ---------------  -------------  -------------  -------------- -------------------

   Total Expenses                  $   2,500       $  2,500       $   7,500        $ 7,500          $    31,960
                                 -------------  -------------  -------------  --------------  --------------------

   NET LOSS                        $  (2,500)      $ (2,500)      $  (7,500)       $(7,500)         $   (31,960)
                                 =============  =============  =============  ==============  ====================

   (LOSS) PER SHARE                $   (0.02)      $  (0.02)      $   (0.06)       $  (.06)
                                 =============  =============  =============  ==============

   AVERAGE SHARES OUTSTANDING        119,600       119,600          119,600        119,600
                                 =============  =============  =============  ==============

                     See Notes to the Financial Statements
                                       2

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                                        From Inception
                                                     For the Nine Months Ended         (July 26, 1990)
                                                             Sept. 30                     through
                                                    ----------------------------

                                                        2003            2002         September 30, 2003
                                                    -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)
                                                    $    (7,500)     $  (7,500)      $          (31,960)

Adjustments to reconcile net loss to cash used in
operating activities:
Non-cash expenses                                             0              0                    7,785
Increase in accounts payables                             7,500         7, 500                   25,175
                                                    -------------    -----------     --------------------

Net Cash Used By Operating Activities               $         0     $        0      $           (1,000)
                                                    -------------    -----------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock              $         0     $        0      $             1,000
                                                    -------------    -----------     --------------------

Net cash provided from financing activities         $         0     $        0      $             1,000
                                                    -------------    -----------     --------------------

Net increase (Decrease) in cash                     $         0     $        0      $                 0

Cash at beginning of year                           $         0     $        0      $                 0
                                                    -------------    -----------     --------------------

Cash at end of year                                 $         0     $        0      $                 0
                                                    =============    ===========     ====================

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                               September 30, 2003
                                  (Unaudited)


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and nine months ended September 30, 2003 and 2002, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three or nine month periods ended September 30, 2003 or 2002. The Company did incur expenses for legal and accounting services and filings fees totaling $2,500 and $7,500 in the three months and nine months ended September 30, 2002 respectively. For the three months ended September 30, 2003, the Company incurred expenses of $2,500 for legal and accounting services and filing fees and $7,500 for such expenses for the nine months ended September 30, 2003.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 2003 the Company had no current assets and current liabilities of $20,000 as compared to no current assets and current liabilities of $12,500 at December 31, 2002.

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


                                 LATIN AMERICAN TELECOMMUNICATIONS
                                 VENTURE COMPANY - LATVCO.



Date: November 7, 2003            By: /s/ Hank Vanderkam
                                    ---------------------------------
                                      Hank Vanderkam, President
                                      and Principal Executive Officer


Date: November 7, 2003            By: /s/ Hank Vanderkam
                                     --------------------------------
                                      Hank Vanderkam, Treasurer
                                      Principal Financial Officer

                                 CERTIFICATIONS

I, Hank Vanderkam, certify that:

1. I have reviewed this 10-Q of LATIN AMERICAN TELECOMMUNICATIONS VENTURE
COMPANY;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))** for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;**

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 7, 2003
                                            /s/ Hank Vanderkam
                                            --------------------
                                            Chief Executive Officer

I, Hank Vanderkam, certify that:

1. I have reviewed this 10-Q of LATIN AMERICAN TELECOMMUNICATIONS VENTURE
COMPANY;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))** for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;**

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 7, 2003
                                            /s/ Hank Vanderkam
                                            --------------------
                                            Chief Financial Officer