Form 10KSB
period 2003-12-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2004-04-07
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                         Commission File No. 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO
                -------------------------------------------------
                         (Formerly Compu-Graphics Ltd.)
                 (Name of small business issuer in its charter)

        Nevada                                           87-0485311
 --------------------------                    -----------------------------
(State or other jurisdiction                   (I.R.S.  Employer Identification
of incorporation or organization)                Number)


                    1301 Travis, Ste. 1200, Houston, TX 77002
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (713) 547-8900

Securities Registered Pursuant to Section 13 of the Act:
----------------------------------------------------------- -----------------


   Title of Each Class        Name of Each Exchange on Which Registered
           None                                 None


Securities Registered Pursuant to Section 15(d) of the Act:

-----------------------------------------------------------------------------
                         Common Stock, $0.001 par value
 -----------------------------------------------------------------------------
                                (Title of Class)

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

         As of March 15, 2004, 119,600 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS
                                                                           Page
PART I
         ITEM 1.  DESCRIPTION OF BUSINESS....................................3
         ITEM 2.  DESCRIPTION OF PROPERTIES..................................3
         ITEM 3.  LEGAL PROCEEDINGS .........................................4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITY HOLDERS...............................4
PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS.......................4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.......................4
         ITEM 7.  FINANCIAL STATEMENTS.......................................5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE............5
         ITEM 8A. CONTROLS AND PROCEDURES....................................5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                           AND CONTROL PERSONS; COMPLIANCE WITH
                           SECTION 16(a) OF THE EXCHANGE ACT..................5
         ITEM 10. EXECUTIVE COMPENSATION......................................5
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT..............................6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION...............7
         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K............................6
         ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.....................7
SIGNATURES....................................................................8

FINANCIAL STATEMENTS..................................................F-1(Y)F-7

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

         None

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is not available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.


                                 2003                              2002
                   ----------------------------     ----------------------------
                       High            Low             High             Low
First Quarter        No Quote        No Quote        No Quote         No Quote
Second Quarter       No Quote        No Quote        No Quote         No Quote
Third Quarter        No Quote        No Quote        No Quote         No Quote
Fourth Quarter       No Quote        No Quote        No Quote         No Quote

         As of March 31, 2004, there was no quote for the stock

         As of March 31, 2004, there were approximately 380 holders of record of the Common Stock of the Company.

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

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclousure controls and proceduce were effective, that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 Information Regarding Present Directors and Executive Officers

         The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name              Age              Title

Hank Vanderkam     59              President, Secretary/Treasurer and Director

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

Security Ownership of Certain Beneficial Owners

         The following table sets forth, as of March 31, 2004 the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.

Name and Address of             Amount and Nature of
Beneficial Owner                Beneficial Ownership         Percent of Class
--------------------            ----------------------      ------------------
Hank Vanderkam, Trustee
440 Louisiana, Suite 475
Houston, Texas 77002                  8,800                      7.36%

Hank Vanderkam, Trustee
440 Louisiana, Suite 475
Houston, Texas 77002                109,600                      91.64%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 None

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)      Exhibits

                  None

(b)      Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees                                            $ 725.00
Review of Quarterly Reports                             200.00
                                                       -------
Total                                                 $ 925.00
                                                      ========

                                            SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LATIN AMERICAN TELECOMMUNICATIONS
                           VENTURE COMPANY - LATVCO.


                           By /s/ Hank Vanderkam
                             ----------------------------------------
                              Hank Vanderkam, Chief Executive Officer
                              and Chief Financial Officer


Dated: April 7, 2004


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                              Date


/s/ Hank Vanderkam                  Director                  April 7, 2004



                                Table of contents
                                                                                     Page

Independent Auditor's Report                                                          F-2

Balance Sheets as of December 31, 2003 and 2002                                       F-3

Statement of Loss for the Years Ended December 31, 2003 and 2002 and for
the Period from Inception (July 6, 1990) to December 31, 2003                         F-4

Statement of Stockholders Deficit for the Period from Inception (July 6, 1990)
to December 31, 2003                                                                  F-5

Statement of Cash Flow for the Years Ended December 31, 2003 and 2002
and for the Period from Inception (July 6, 1990) to December 31, 2003                 F-6

Notes to the financial statements                                               F-7 - F-8

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Latin American Telecommunications Venture Company - LATVCo.
(formerly Compu-Graphics Ltd.)

         We have audited the accompanying balance sheets of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.), a development stage enterprise, as of December 31, 2003 and 2002 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report, dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

         In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended and for the period from July 26, 1990 (date of inception) to December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

April 5, 2004
Houston, Texas

           Latin American Telecommunications Venture Company - LATVCO.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                      As of December 31,
---------------------------------------------------------------- ----------------------------
                                                                        2003            2002
                                                                        ----            ----

Total assets                                                           $   -           $  -
                                                                  ------------     -----------
              Liabilities & Stockholders' Equity


Current liabilities - Director                                        22,500          12,500
                                                                  ------------     -----------

Total liabilities                                                    $22,500         $12,500
                                                                  ------------     -----------
Stockholders equity

Authorized shares 99,000,000 $0.001 par value;

119,600 shares outstanding at December 31, 2003 and December      -----------
31, 2002                                                                120              120
Additional paid in capital                                        -----------      -----------
                                                                      11,840          11,840
Deficit accumulated during development stage                         (34,460)        (24,460)
                                                                  -----------      -----------
Total stockholders deficit                                           (22,500)        (12,500)
Total liabilities and stockholders deficit                            $    -          $    -
                                                                  ===========      ===========

          See Accountants Report and Notes to the Financial Statements
                                       F-4


           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                                Statement of Loss


                                                                                       From inception
                                                                                       (July 26, 1990)
                                                For the Year Ended December 31,     through December 31,
                                                    2003              2002                 2003
                                                    ----              ----                 ----

Revenues                                           $   -             $   -                  $   -
                                                ---------         ---------              ---------
Expenses  Administration expenses                 10,000            10,000                 34,460
                                                ---------         ---------              ---------
Total expenses                                    10,000            10,000                 34,460
                                                =========         =========              =========
Net loss                                        $(10,000)         $(10,000)              $(34,460)
                                                =========         =========
Basic loss per share                              $(0.08)           $(0.08)
                                                =========         =========
Basic weighted average shares outstanding        119,600           119,600
                                                =========         =========

           Latin American Telecommunications Venture Company - LATVCO.
                  Statement of Changes in Stockholders Deficit
       Period from July 26, 1990 (Date of Inception) to December 31, 2003


                                  Common Stock
                                 ---------------
             Amount           Paid in Capital                   Deficit
                                                    Shares
Balance, July 26, 1990 (date of                          -           $    -              $    -                   $     -
inception)                                ----------------  ---------------  ------------------  ------------------------
Issuance of common stock (restricted)
at $.001 per share, July 26, 1990
----------------------------------------         1,000,000            1,000                   -                         -
Net loss from operations from July 26,
1990 (date of inception) to December
31, 1990                                  ----------------  ---------------  ------------------  ------------------------
                                                         -                -                   -                   (1,000)
                                          ----------------  ------------  -  ------------     -                   -------
Balance, December 31, 1990 thru
December 31, 1996                         ----------------  ---------------  ------------------  ------------------------
----------------------------------------
Reclassification to Additional Paid in           1,000,000            1,000                   -                   (1,000)
capital due to 1:100 reverse split
----------------------------------------         (990,000)            (990)                 990                         -
Net loss from operations for the years
ended December 31, 1997 thru 1999
                                                         -                -                   -                         -
                                          ------------   -  ------------  -  -----------      -  ------------           -
Balance, December 31, 1997 thru
December 31, 1999                         ----------------  ---------------  ------------------  ------------------------
----------------------------------------            10,000               10                 990                   (1,000)

Net loss from operations for the year     ----------------  ---------------  ------------------  ------------------------
ended December 31, 2000                                  -                -                   -                   (3,175)
                                          ----------     -  ----------    -  ----------       -                   -------
Balance, December 31, 2000                          10,000               10                 990                   (4,175)
                                                    ------  -------      --  -----          ---                   -------
Stock issued for accounts payable                  109,600              110              10,850                         -

Net loss from operations for the year     ----------------  ---------------  ------------------  ------------------------
ended December 31, 2001                                  -                -                   -                    10,285
                                          -----------    -  ---------------  ------------     -                    ------
Balance, December 31, 2001                         119,600              120              11,840                  (14,460)
                                                   -------              ---  ---         ------                  --------

Net loss from operations for the year     ----------------  ---------------  ------------------  ------------------------
ended December 31, 2002                                  -                -                   -                    10,000
                                          ------------   -  ---------------  -------------    -                    ------
----------------------------------------           119,600              120              11,840                  (24,460)
Balance December 31, 2002                 ----------------  ---------------  ------------------  ------------------------
----------------------------------------
Net loss from operations for year ended                  -                -                   -                    10,000
                                          ------------   -  ---------------  --------------   -                    ------
December 31, 2003
                                                 $ 119,600             $120             $11,840                 $(34,460)
                                                 =========             ====             =======                 =========
Balance, December 31, 2003

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                             Statement of Cash Flows


                                                                                     July 26, 1990
                                                   -----------------------------  --------------------
                                                    For the Year Ended December    (date of Inception
                                                                31,                   December 31,
                                                     ------------  --------------  --------------------
                                                       2003            2002               2003
                                                       ----            ----               ----

Cash flows from operating activities
Net loss                                             $(10,000)
Adjustments to reconcile net loss to cash used in                   $(10,000)           $ (34,460)
operating activities
Non cash expense                                            -              -                 7,785
Increase in accounts payable                           10,000         10,000                25,675

Net cash used by operating activities                       -              -               (1,000)
Cash flows from Financing Activities               --------------  ------------         ------------
Proceeds from issuance of common stock                      -              -                1,000
                                                   ------------    ------------
Net cash provided by financing activities                   -              -                1,000
Net increase (decrease) in cash                                                                 -
Cash at beginning of year                                   -              -                    -

Cash at end of year                                    $    -         $    -              $     -
                                                   -----------         ------
 Supplemental cash flow information                    $    -         $    -              $ 10,960
 Stock issued for accounts payable                 ===========         ======              ========

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

B.       Accounting Method
C.
         The Company's financial statements are prepared using the accrual method of accounting.

     C.  Loss Per Share

         The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

     D.  Income Taxes

         No provision for income taxes has been recorded due to operating losses at December 31, 2003. The Company has a net operating loss carry forward of approximately $34,460 of which the majority will expire on 2021. The utilization of the net operating loss carry forward may be limited by Internal Revenue Code
382. The Company has a future tax benefit of $ 11,716, computed at the statutory rate, offset a valuation allowance of $11,716.

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

NOTE 3 - RELATED PARTIES

         Administration expenses and current liabilities at 2003 and 2002 represent legal services performed by the Company's director and corporate expenses paid by the Company's Director. During 2001, the Company issued 109,600 shares of common stock for the settlement of liabilities of $10,960. These advances are convertible into common stock of the Company at the rate of ten shares for every dollar advanced.

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

Dated: April 7, 2004
By: /s/ Hank Vanderkam
Hank Vanderkam, Chief Executive Officer

                CERTIFICATION PURSUANT TO 15 U.S.C. SECTION 10A,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

 I, Hank Vanderkam, certify that:

1. I have reviewed this annual report on Form 10-KSB of Latin American Telecommunications Venture Company,

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) [omitted in accordance with SEC Release Nos. 33-8238 and 34-47986];

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and 35

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: April 7, 2004          /s/ Hank Vanderkam

                             Hank Vanderkam Chief Financial Officer

         CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C.
                SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Latin American Telecommunications Venture Company, on Form 10-KSB for the annual period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By:/s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Financial Officer
April 7, 2004