Form 10QSB
period 2004-06-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2004-08-19
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


                      1301 Travis, #1200, Houston, TX 77002
                     ---------------------------------------
                    (Address of principal executive offices)

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

                                 Yes |X| No |_|

           Class              Shares Outstanding                  Date
 Common, $.001 par value           119,600                    July 31, 2003

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.

                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION


         Item 1.Financial Statements

                  Condensed Balance Sheets - June 30, 2004 (Unaudited) and
                  December 31, 2003 .........................................................     1

                  Condensed Statements of Operations (Unaudited) - For the three months and six months ended June 30, 2004 and 2003 and for the period from
                  inception (July 26, 1990) to June 30, 2004.................................     2

                  Condensed Statements of Cash Flows (Unaudited)  - For the six months ended
                  June 30, 2004 and 2003 and for the period from inception (July 26, 1990)
                  to June 30, 2004  .........................................................     3

                  Notes to Condensed Financial Statements (Unaudited) .......................     4

          Item 2.Management's Discussion and Analysis or Plan of Operations
                  of Operations..............................................................     5
          Item 3. Controls and Procedures....................................................     5

PART II - OTHER INFORMATION..................................................................     5

          Item 1. Legal Proceedings..........................................................     5
          Item 2. Changes in Securities......................................................     5
          Item 3. Defaults Upon Senior Securities............................................     5
          Item 4. Submission of Matters to a Vote of Security Holders........................     5
          Item 5. Other Information..........................................................     5

          Item 6. Exhibits and Reports on Form 8-K...........................................     5


SIGNATURES...................................................................................     7

Certifications...............................................................................  8-11


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)


                                     Assets

                                                                     June 30,        December 31,
                                                                       2004              2003
                                                                    ----------       -------------


Current Assets

      Cash                                                            $       0      $       0

      Total Current Assets                                                    0              0

Total Assets                                                          $       0      $       0

                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                     $   27,500     $   22,500

Total Current Liabilities                                                 27,500         22,500

Stockholders' Deficit
   Authorized shares 99,000,000
   $0.001 par value; 119,600 outstanding at 6-30-04 and at 12-31-03          120            120

Additional paid-in Capital                                                11,840         11,840

Deficit accumulated during development stage                             (39,460)       (34,460)

Total Stockholders' Deficit                                              (27,500)       (22,500)

Total Liabilities & Stockholders' Deficit                             $        0     $        0
                                                                        ==========     ==========



                 See Notes to the Unaudited Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)


                                                                                     From Inception (July
                          For the Three Months Ended       For the Six Months         26, 1990) Through
                                   June 30,                  Ended June 30,                June 30,

                            2004            2003           2004          2003                2004
                          --------        --------       --------      --------           ----------


REVENUES                 $         0    $          0    $        0    $        0    $              0

EXPENSES
     Administrative
     Expenses                  2,500           2,500         5,000         5,000              39,460


       Total Expenses          2,500           2,500         5,000         5,000              39,460


NET LOSS                 $   (2,500)    $    (2,500)    $  (5,000)    $  (5,000)    $       (39,460)
                          ============   ============    ===========   ===========     ==============
(LOSS) PER SHARE         $     (.02)    $      (.02)    $    (.04)    $    (.04)
                          ============   ============    ===========   ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                  119,600          119,600      119,600       119,600
                          ============   ============    ===========   ===========


           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)


                                                                                       From Inception
                                                      For the Six Months Ended        (July 26, 1990)
                                                              June 30,                    through
                                                        2004             2003           June 30, 2004
                                                      --------         --------      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                                     $ ( 5,000)       $(5,000)           $(39,460)
Non-Cash expense                                              0              0               7,785
Increase in accounts payable                              5,000          5,000              30,675

Net Cash Used By Operating Activities                         0              0              (1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                        0              0               1,000

Net cash provided from financing activities                   0              0               1,000

Net increase (Decrease) in cash                               0              0                   0

Cash at beginning of year                                     0              0                   0

Cash at end of year                                       $   0          $   0             $     0
                                                          ==========   ============        ===========

Supplemental Cash flow information stock issued for       $   0          $   0              $  10,960
accounts payable                                          ==========   ============        ===========

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                                  June 30, 2004


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.       Accounts Payable

     Accounts payable represent amounts advanced to the Company by Management and is convertible into common stock of the Company at the rate of ten shares of common stock for every dollar advanced, exercisable at the option of the advancing party.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Result of Operations

     During the three months and six months ended June 30, 2004 and 2003, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either the three month or six month periods ended June 30, 2004 or 2003. However, the company incurred administrative expenses of $2,500 and $5,000 respectively for the three and six month periods of both 2004 and 2003.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 2004 the Company had no current assets and current liabilities of $27,500 this compares with no assets and current liabilities of $22,500 as of December 31, 2003.

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



Date: August 19, 2004       By: /s/ Hank Vanderkam

                                  Hank Vanderkam
                                  Principal Executive Officer and
                                  Chief Financial Officer

                                 CERTIFICATIONS

I, Hank Vanderkam, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Latin American Telecommunications Venture Company

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

Dated: August 19, 2004

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer

I, Hank Vanderkam, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Latin American Telecommunications Venture Company

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

Dated: August 19, 2004

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Latin American Telecommunications Venture Company on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
August 19, 2004

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002



--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Latin American Telecommunications Venture Company on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Financial Officer
August 19, 2004