Form 10KSB
period 2004-12-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2005-05-13
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                         Commission File No. 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO
                         (Formerly Compu-Graphics Ltd.)
                 (Name of small business issuer in its charter)

         Nevada                                            87-0485311
 -----------------------------                     -----------------------------
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
        Yes  x  No
            ---   -----

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

         As of March 15, 2005, 119,600 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS

                                                                            Page
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS.................................     3
         ITEM 2.  DESCRIPTION OF PROPERTIES...............................     3
         ITEM 3.  LEGAL PROCEEDINGS ......................................     4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.....................................     4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.............................     4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS....................     5
         ITEM 7.  FINANCIAL STATEMENTS....................................     5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..................    13
         ITEM 8A. CONTROLS AND PROCEDURES.................................    13
PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT......................     13
         ITEM 10. EXECUTIVE COMPENSATION.................................     14
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..................................     14
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION               15
         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K.......................     15
         ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES................     15
SIGNATURES...............................................................     16

CERTIFICATIONS...........................................................     17

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

         None

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2004.

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

                                  2004                           2003
                      -------------------------       --------------------------

                       High            Low              High           Low

First Quarter         No Quote        No Quote       No Quote         No Quote
Second Quarter   No QuoteNo Quote     No Quote       No Quote
Third Quarter         No Quote        No Quote       No Quote         No Quote
Fourth Quarter        No Quote        No Quote       No Quote         No Quote

         As of March 31, 2005, there was no quote for the stock

         As of March 31, 2005, there were approximately 380 holders of record of the Common Stock of the Company.

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

ITEM 7.  FINANCIAL STATEMENTS


                                Table of contents

                                                                                          Page
Report of Independent Registered Public Accounting Firm                                   F-2

Balance Sheets as of December 31, 2004 and 2003                                           F-3

Statements of Loss for the Years Ended December 31, 2004 and 2003 and for
the Period from Inception (July 26, 1990) to December 31, 2004                            F-4

Statements of Stockholders' Deficit for the Period from Inception (July 26, 1990)
to December 31, 2004                                                                      F-5

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003
and for the Period from Inception (July 26, 1990) to December 31, 2004                    F-7

Notes to the financial statements                                                   F-8 - F-9



Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Latin American Telecommunications Venture Company - LATVCo.
(formerly Compu-Graphics Ltd.)

         We have audited the accompanying balance sheets of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.), a development stage enterprise, as of December 31, 2004 and 2003 and the related statements of loss, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report, dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.) as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the two years in the period ended and for the period from July 26, 1990 (date of inception) to December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Thomas Leger & Co. L.L.P.
February 23, 2005
Houston, Texas

The accompanying notes are an integral part of these financial statements

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                   As of December 31,
                                                                   2004         2003
                                                                   ----         ----

Total assets                                                      $   -         $  -
Liabilities & Stockholders Equity

Current liabilities - Director                                   32,500       22,500
                                                                --------    ---------
Total liabilities                                               $32,500      $22,500
Stockholders deficit                                            --------    ---------
Authorized shares 99,000,000 $0.001 par value;
119,600 shares outstanding at December 31, 2004 and December
31, 2003                                                           120        120

Additional paid in capital                                      11,840     11,840
Deficit accumulated during development stage                   (44,460)   (34,460)
                                                               --------   ---------
Total stockholders deficit                                     (32,500)   (22,500)
                                                               --------   ---------
Total liabilities and stockholders deficit                       $    -   $     -
                                                               ========   =========


   The accompanying notes are an integral part of these financial statements

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                               Statements of Loss

                                                                                       From inception
                                                                                       (July 26, 1990)
                                                For the Year Ended December 31,     through December 31,
                                                   2004              2003                    2004
                                                   ----              ----                    ----

Revenues                                           $   -           $   -                  $   -


Expenses
Administration expenses                           10,000          10,000                 44,460
                                                  ------          ------                --------

Total expenses                                    10,000          10,000                 44,460
                                                  ------          ------                --------
Net loss                                       $(10,000)        $(10,000)              $(44,460)
                                                ========         ========              =========
Basic loss per share                             $(0.08)          $(0.08)
                                                ========         ========
Basic weighted average shares outstanding       119,600          119,600
                                                ========         ========

   The accompanying notes are an integral part of these financial statements

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                 Statements of Changes in Stockholders' Deficit
       Period from July 26, 1990 (Date of Inception) to December 31, 2004


                                                     Common Stock
                                                  ----------------
                                          Shares                 Amount        Paid in Capital          Deficit

Balance, July 26, 1990 (date of                          -           $    -              $    -             $     -
inception)                                ----------------  ---------------  ------------------  ------------------

Issuance of common stock (restricted)
at $.001 per share, July 26, 1990
                                                 1,000,000            1,000                   -                   -
Net loss from operations from July 26,
1990 (date of inception) to December
31, 1990                                                 -                -                   -             (1,000)
                                          ----------------  ---------------  ------------------  ------------------
Balance, December 31, 1990 thru
December 31, 1996

Reclassification to Additional Paid in           1,000,000            1,000                   -             (1,000)
capital due to 1:100 reverse split
                                                  (990,000)            (990)                 990                 -
Net loss from operations for the years
ended December 31, 1997 thru 1999

Balance, December 31, 1997 thru
December 31, 1999
                                                    10,000               10                 990             (1,000)

Net loss from operations for the year
ended December 31, 2000                                  -                -                   -             (3,175)
                                          -----------------  ---------------  ------------------  -----------------
Balance, December 31, 2000                          10,000               10                 990             (4,175)
Stock issued for accounts payable                  109,600              110              10,850                  -

Net loss from operations for the year
ended December 31, 2001                                  -                -                   -            (10,285)
                                          ----------------  ---------------  ------------------- ------------------
Balance, December 31, 2001                         119,600              120              11,840            (14,460)

Net loss from operations for the year
ended December 31, 2002                                  -                -                   -            (10,000)
                                          -----------------  ---------------  ------------------  -----------------
                                                   119,600              120              11,840            (24,460)
Balance December 31, 2002                 ----------------  ---------------  ------------------   -----------------

Net loss from operations for year ended                  -                -                   -            (10,000)
                                          ----------------  ---------------  ------------------   -----------------
December 31, 2003
                                                 119,600                120              11,840            (34,460)

Balance, December 31, 2003
Net loss from operations for year ended
December 31, 2004                                      -                -                   -            (10,000)
                                          --------------   ---------------   -----------------   ------------------
Balance, December 31, 2004                       119,600             $120             $11,840           $(44,460)
                                          ==============   ===============   =================   ==================


   The accompanying notes are an integral part of these financial statements

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                       July 26, 1990

                                                     For the Year Ended December   (date of Inception)
                                                                 31,                 to December 31,
                                                    -------------  --------------  --------------------
                                                        2004            2003               2004
                                                        ----            ----               ----

Cash flows from operating activities
Net loss                                             $(10,000)      $(10,000)          $ (44,460)
Adjustments to reconcile net loss to cash used in
operating activities
Non cash expense                                            -              -               7,785
Increase in accounts payable                           10,000         10,000              35,675
                                                      --------      ---------            ----------
Net cash used by operating activities                       -              -              (1,000)
Cash flows from Financing Activities
Proceeds from issuance of common stock                      -              -               1,000
                                                      --------      ---------            ----------
Net cash provided by financing activities                   -              -               1,000
Net increase (decrease) in cash                             -
Cash at beginning of year                                   -              -                   -
Cash at end of year                                    $    -         $    -              $    -
Supplemental cash flow information                    =========     =========            ==========
Stock issued for accounts payable                      $    -         $    -               $10,960
                                                      =========     =========            ==========

    The accompanying notes are an integral part of these financial statements

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

     D.  Income Taxes

         No provision for income taxes has been recorded due to operating losses at December 31, 2004. The Company has a net operating loss carry forward of approximately $44,460 of which the majority will expire in 2021. The utilization of the net operating loss carry forward may be limited by Internal Revenue Code
382. The Company has a future tax benefit of $ 6,669, computed at the statutory rate, offset a valuation allowance of $6,669.

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

NOTE 3 - RELATED PARTIES

         Administration expenses and current liabilities at 2004 and 2003 represent legal services performed by the Company's director and corporate expenses paid by the Company's Director. During 2001, the Company issued 109,600 shares of common stock for the settlement of liabilities of $10,960. These advances are convertible into common stock of the Company at the rate of ten shares for every dollar advanced.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the Company's two most recent fiscal years there were no disagreements with Company's accountants on any matter of accounting principal or practice, financial statement disclosure, or auditing scope or procedure. Further, the previous accountant's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principal other than Thomas Leger & Co., LLP did qualify its opinion and stated its substantial doubt about the company's ability to continue as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designated and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our independent accountants, Thomas Leger & Co. LLP conducted audits of our financial statements for 2002, 2003 and 2004. In connection with the issuance of its report of the independent registered public accounting firm, Thomas Leger & Co. LLP reported to our Board of Directors no material weaknesses under standards established by the Public Company Accounting Oversight Board regarding some elements of our system of internal controls.

As required by SEC rule 13a-15(b) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effectively in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings.

Other than the foregoing initatives, there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

While we have taken or are in the process of taking the foregoing steps in order to address the adequacy of our disclosure controls and procedures, and, in addition, to develop and implement a formal set of internal controls and procedures for financial reporting in accordance with SEC's proposed rules to adopt the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, the effiency of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by our external auditors. As a result, it is likely that additional changes will be made to our internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

         The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name               Age              Title
------            -----            --------
Hank Vanderkam     60              President, Secretary/Treasurer and Director

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

Security Ownership of Certain Beneficial Owners

         The following table sets forth, as of March 31, 2005 the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.

Name and Address of          Amount and Nature of
Beneficial Owner             Beneficial Ownership       Percent of Class
---------------------       ----------------------      ----------------
Hank Vanderkam, Trustee
1301 Travis, Suite 1200
Houston, Texas 77002               8,800                          7.36%

Hank Vanderkam, Trustee
1301 Travis, Suite 1200
Houston, Texas 77002             109,600                         91.64%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)      Exhibits

                  None

(b)      Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees Billed during 2004                          $ 1,071
Review of Quarterly Reports Billed during 2004           1,291
                                                        ------
Total                                                  $ 2,362
                                                       =======

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LATIN AMERICAN TELECOMMUNICATIONS
                             VENTURE COMPANY - LATVCO.


                             By /s/ Hank Vanderkam
                                Hank Vanderkam, Chief Executive Officer
                                and Chief Financial Officer
 Dated: May 12, 2005


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                              Date

/s/ Hank Vanderkam                  Director                  May 12, 2005

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

Dated: May 9, 2005
By: /s/ Hank Vanderkam
Hank Vanderkam, Chief Executive Officer

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

Date: May 9 , 2005          /s/ Hank Vanderkam Chief Financial Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS
                                    ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Latin American Telecommunications Venture Company, on Form 10-KSB for the annual period ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
May 9, 2005

  CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                                   ACT OF 2002


-------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Latin American Telecommunications Venture Company, on Form 10-KSB for the annual period ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Financial Officer
May 9, 2005