Form 10QSB
period 2005-03-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2005-05-23
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                 (713) 547-8900
                                ------------------
                               (Issuer's telephone
                                     number)

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

                                 Yes |X| No |_|

          Class             Shares Outstanding               Date
Common, $.001 par value           119,600                 May 15, 2005

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                                      INDEX


                                                                                                        Page
                                                                                                       Number
PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - March 31, 2005 unaudited and
                  December 31, 2004 .....................................................................1

                  Condensed Statements of Operations - unaudited - For the three months ended March 31, 2005 and 2004 and for the period from inception (July 26, 1990) to March 31, 2005............................................2

                  Condensed Statements of Cash Flows - unaudited - For the three months ended
                  March 31, 2005 and 2004 and for the period from inception (July 26, 1990)
                  to March 31, 2005 .....................................................................3

                  Notes to unaudited Condensed Financial Statements......................................4

          Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..........................................................................5

          Item 3.  Controls and Procedures...............................................................

PART II - OTHER INFORMATION..............................................................................5

          Item 6. Exhibits ..............................................................................6


SIGNATURES...............................................................................................7


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets

                                                                  March 31, 2005    December 31,
                                                                    (unaudited)         2004
                                                                                    (unaudited)

Current Assets

      Cash                                                        $        0                  -
                                                                    ---------         -----------
                                                                           0                  -
      Total Current Assets                                          ---------         -----------

Total Assets                                                      $        0                  -
                                                                    ---------         -----------
                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                 $    35,000            32,500
                                                                    ---------         -----------
Total Current Liabilities                                              35,000            32,500
                                                                    ---------         -----------

Stockholders' Deficit
      Authorized shares 99,000,000
      $0.001 par value; 119,600 outstanding at
      3-31-05 and at 12-31-04                                             120                120

Additional paid-in Capital                                             11,840             11,840

Deficit accumulated during development stage                          (46,960)           (44,460)
                                                                    ----------         -----------
Total Stockholders' Deficit                                           (35,000)           (32,500)
                                                                    ----------         -----------
Total Liabilities & Stockholders' Deficit                         $         0                $ -
                                                                    ----------         -----------



                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)


                                                                        From Inception (July
                                         For the Three Months Ended      26, 1990) Through
                                                 March 31,                   March 31,

                                           2005           2004               2005
                                          ------        --------           --------

REVENUES                               $       0   $          0      $          0

EXPENSES
     Administrative Expenses               2,500          2,500            46,960
                                        ----------     ---------        -----------
     Total Expenses                        2,500          2,500      $     46,960
                                        ----------     ---------        -----------
NET LOSS                               $  (2,500)   $    (2,500)     $    (46,960)
                                        ==========     =========        ===========
(LOSS) PER SHARE                       $   (0.02)   $     (0.02)
                                        ==========     =========
WEIGHTED AVERAGE SHARES OUTSTANDING      119,960        119,960
                                        ==========     =========

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)


                                                     For the Three Months Ended         From Inception
                                                              March 31,                 (July 26, 1990)
                                                                                            through

                                                         2005            2004           March 31, 2005
                                                        ------          ------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                                    $    (2,500)     $  (2,500)      $       (46,960)

Adjustments to reconcile net loss to cash used in
operating activities:
Non cash expense                                                -              -                 7,785
Increase in accounts payable                                2,500          2,500                38,175
                                                           -------        -------              --------

Net Cash Used By Operating Activities                           0              0               (1,000)
                                                           -------        -------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                          0              0                 1,000
                                                           -------        -------              --------
Net cash provided from financing activities                     0              0                 1,000
                                                           -------        -------              --------
Net increase (Decrease) in cash                                 0              0                     0

Cash at beginning of year                                       0              0                     0
                                                           -------        -------              --------
Cash at end of year                                  $          0     $        0      $              0
                                                           =======        =======              ========
Supplemental cash flow information                        $     -          $   -      $         10,960
     stock issued for accounts payable                     =======        =======              ========


           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2005



1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 2005 and 2004, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three month periods ended March 31, 2005 or 2004. The Company incurred 2,500 of expenses during the three months ended March 31, 2005 to keep its SEC filings current. There were no expenses for the corresponding period of the prior year.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 2005 the Company had no current assets and current liabilities of $35,000 as compared to no current assets and current liabilities of $32,500 at December 31, 2004.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

     ITEM 3.      CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CFO and CEO, concluded that our disclosure controls and procedures were effective, and that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

                           None
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             LATIN AMERICAN TELECOMMUNICATIONS
                             VENTURE COMPANY - LATVCO.



Date: May 20, 2005           By: /s/ Hank Vanderkam

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

Dated: May 20, 2005

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

Dated: May 20, 2005

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Latin American Telecommunications Venture Company - LATVCO on Form 10-Q for the quarterly period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company - LATVCO.

By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


May 20, 2005