Form 10QSB
period 2005-06-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2005-07-25
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                         Yes |X| No |_|

           Class                    Shares Outstanding                 Date
 Common, $.001 par value                  119,600                 July 15, 2005

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.

                                      INDEX

                                                                                                             Page
                                                                                                            Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - June 30, 2005 (Unaudited) and
                  December 31, 2004 ......................................................................      1

                  Condensed Statements of Operations (Unaudited)  - For the three months and six months ended June 30, 2005 and 2004 and for the period from
                  inception (July 26, 1990) to June 30, 2005..............................................      2

                  Condensed Statements of Cash Flows (Unaudited)  - For the six months ended
                  June 30, 2005 and 2004 and for the period from inception (July 26, 1990)
                  to June 30, 2005  ......................................................................      3

                  Notes to Condensed Financial Statements (Unaudited) ....................................      4

          Item 2.Management's Discussion and Analysis or Plan of Operations
                  of Operations...........................................................................      5
          Item 3. Controls and Procedures.................................................................      5

PART II - OTHER INFORMATION...............................................................................      5

          Item 1. Legal Proceedings.......................................................................      5
          Item 2. Changes in Securities...................................................................      5
          Item 3. Defaults Upon Senior Securities.........................................................      5
          Item 4. Submission of Matters to a Vote of Security Holders.....................................      5
          Item 5. Other Information.......................................................................      5

          Item 6. Exhibits and Reports on Form 8-K........................................................      5


SIGNATURES................................................................................................      7

Certifications............................................................................................   8-11



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)


                                     Assets

                                                                         June 30,         December 31,
                                                                           2005              2004
                                                                     --------------    ----------------

Current Assets

      Cash                                                            $          0      $            0
                                                                     --------------    ----------------
      Total Current Assets                                                       0                   0
                                                                     --------------    ----------------
Total Assets                                                          $          0      $            0
                                                                     ==============    ================

                       Liabilities & Stockholders' Deficit
Current Liabilities

      Accounts Payable - Director                                     $      37,500     $       32,500
                                                                     --------------    ----------------
Total Current Liabilities                                                    37,500             32,500
                                                                     --------------    ----------------

Stockholders' Deficit
   Authorized shares 99,000,000
   $0.001 par value; 119,600 outstanding at 6-30-05 and at 12-31-04             120                120

Additional paid-in Capital                                                   11,840             11,840

Deficit accumulated during development stage                               (49,460)            (44,460)
                                                                      --------------    ----------------
Total Stockholders' Deficit                                                (37,500)            (32,500)
                                                                      --------------    ----------------
Total Liabilities & Stockholders' Deficit                             $          0      $            0
                                                                      ==============    ================




                 See Notes to the Unaudited Financial Statements
                                        1

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)


                                                                                        From Inception (July
                                For the Three Months Ended       For the Six Months      26, 1990) Through
                                         June 30,                  Ended June 30,             June 30,
                                ---------------------------     ---------------------   ---------------------
                                  2005            2004           2005          2004              2005


REVENUES                    $         0    $          0    $        0    $        0    $              0

EXPENSES
     Administrative
     Expenses                     2,500           2,500         5,000         5,000              49,460
                                --------        --------      --------      --------         -----------

       Total Expenses             2,500           2,500         5,000         5,000              49,460

NET LOSS                    $   (2,500)    $    (2,500)    $  (5,000)    $  (5,000)    $       (49,460)
                               =========       =========      ========     =========         ===========

(LOSS) PER SHARE            $     (.02)    $      (.02)    $    (.04)    $    (.04)
                               =========       =========      ========     =========

WEIGHTED AVERAGE SHARES
OUTSTANDING                     119,600          119,600      119,600       119,600
                               =========       =========      ========     =========

                See Notes to the Unaudited Financial Statements
                                        2

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)


                                                                                                  From Inception
                                                                 For the Six Months Ended        (July 26, 1990)
                                                                         June 30,                    through
                                                                 ------------------------        ------------------
                                                                  2005             2004           June 30, 2005

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                                            $ ( 5,000)          $(5,000)           $(49,460)
Non-Cash expense                                                     0                 0               7,785
Increase in accounts payable                                     5,000             5,000              40,675
                                                               ---------         ---------          ----------
Net Cash Used By Operating Activities                                0                 0              (1,000)
                                                               ---------         ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                               0                 0               1,000
                                                               ---------         ---------          ----------
Net cash provided from financing activities                          0                 0               1,000
                                                               ---------         ---------          ----------
Net increase (Decrease) in cash                                      0                 0                   0

Cash at beginning of year                                            0                 0                   0
                                                               ---------         ---------          ----------
Cash at end of year                                              $   0            $    0             $     0
                                                               =========         =========          ==========

Supplemental Cash flow information stock issued for              $   0            $    0           $  10,960
accounts payable                                               ==========        ==========         ==========


           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                                  June 30, 2005


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

2.       Related Parties

     Administration Expenses and current liabilities represent legal services performed by the Company's director and corporate expenses paid by the Company director and are convertible into common stock of the Company at the rate of ten shares of common stock for every dollar advanced, exercisable at the option of the advancing party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Result of Operations

     During the three months and six months ended June 30, 2005 and 2004, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either the three month or six month periods ended June 30, 2005 or 2004. However, the company incurred administrative expenses of $2,500 and $5,000 respectively for the three and six month periods of both 2005 and 2004.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 2005 the Company had no current assets and current liabilities of $37,500 this compares with no assets and current liabilities of $32,500 as of December 31, 2004.

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

     Item 4.      Submission of Matters to a Vote of Security Holders
                  NoneS

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


                                      LATIN AMERICAN TELECOMMUNICATIONS
                                      VENTURE COMPANY - LATVCO.



Date: July 25, 2005                  By: /s/ Hank Vanderkam
                                        ------------------------
                                           Hank Vanderkam
                                           Principal Executive Officer
                                           and Chief Financial Officer

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

Dated: July 25, 2005

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

Dated: July 25, 2005

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Latin American Telecommunications Venture Company on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
July 25, 2005

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002



--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Latin American Telecommunications Venture Company on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Financial Officer
July 25, 2005