Form 10QSB
period 2005-09-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2005-11-14
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                 Yes |X|               No |_|

        Class                  Shares Outstanding                 Date
Common, $.001 par value            119,600                 November 1, 2005

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.

                                      INDEX

                                                                                                     Page
                                                                                                    Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - September 30, 2005 (Unaudited) and
                  December 31, 2004 (audited).....................................................      1

                  Condensed Statements of Operations (Unaudited)  - For the three months and nine months ended September 30, 2005 and 2004 and for the period from
                  inception (July 26, 1990) to September 30, 2005.................................      2

                  Condensed Statements of Cash Flows (Unaudited)  - For the nine months ended
                  September 30, 2005 and 2004 and for the period from inception (July 26, 1990)
                  to September 30, 2005...........................................................      3

                  Notes to Condensed Financial Statements (Unaudited) ............................      4

          Item 2.Management's Discussion and Analysis or Plan of Operations
                  of Operations...................................................................      5
          Item 3. Controls and Procedures.........................................................      5

PART II - OTHER INFORMATION.......................................................................      5

          Item 1. Legal Proceedings...............................................................      5
          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....................      5
          Item 3. Defaults Upon Senior Securities.................................................      5
          Item 4. Submission of Matters to a Vote of Security Holders.............................      5
          Item 5. Other Information...............................................................      5

          Item 6. Exhibits .......................................................................      5


SIGNATURES........................................................................................      6

Certifications....................................................................................   7-10



                 See Notes to the Unaudited Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)


                                     Assets

                                                                           September 30,         December 31,
                                                                               2005                  2004

Current Assets

      Cash                                                                $            0      $           0
                                                                            ------------        -----------
      Total Current Assets                                                             0                  0
                                                                            ------------        -----------
Total Assets                                                              $            0      $           0
                                                                            ============        ===========
                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                         $        40,000     $       32,500
                                                                             ------------        -----------
Total Current Liabilities                                                          40,000             32,500
                                                                             ------------        -----------
Stockholders' Deficit
   Authorized shares 99,000,000
   $0.001 par value; 119,600 outstanding at 9-30-05 and at 12-31-04                   120                120

Additional paid-in Capital                                                         11,840             11,840

Deficit accumulated during development stage                                      (51,960)           (44,460)
                                                                              ------------        -----------
Total Stockholders' Deficit                                                       (40,000)           (32,500)
                                                                              ------------        -----------
Total Liabilities & Stockholders' Deficit                                 $             0     $            0
                                                                              ============        ===========

                 See Notes to the Unaudited Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)


                                                                                           From Inception (July
                                For the Three Months Ended      For the Nine Months         26, 1990) Through
                                      September 30,             Ended September 30,           September 30,

                                  2005           2004           2005          2004                2005


REVENUES                       $      0    $        0      $       0    $        0          $         0

EXPENSES
     Administrative
     Expenses                     2,500         2,500          7,500         7,500               51,960
                               ---------   -----------      ---------     ---------           ----------

       Total Expenses             2,500         2,500          7,500         7,500               51,960
                               ---------   -----------      ---------     ---------           ----------

NET LOSS                       $ (2,500)    $  (2,500)     $  (7,500)    $  (7,500)        $    (51,960)
                               =========   ===========      =========     =========           ==========
(LOSS) PER SHARE               $   (.02)    $    (.02)     $    (.06)    $    (.06)
                               =========   ===========      =========     =========
WEIGHTED AVERAGE SHARES
OUTSTANDING                     119,600       119,600        119,600       119,600
                               =========   ===========      =========     =========

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                                  From Inception
                                                                For the Nine Months Ended        (July 26, 1990)
                                                                      September 30,                  through

                                                                  2005             2004         September 30, 2005
                                                                -------          -------      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                                             $ ( 7,500)         $(7,500)            $(51,960)
Non-Cash expense                                                      0                0                7,785
Increase in accounts payable                                      7,500            7,500               43,175
                                                                --------         --------             ---------
Net Cash Used By Operating Activities                                 0                0               (1,000)
                                                                --------         --------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                0                0                1,000
                                                                --------         --------             ---------
Net cash provided from financing activities                           0                0                1,000
                                                                --------         --------             ---------
Net increase (Decrease) in cash                                       0                0                    0

Cash at beginning of year                                             0                0                    0
                                                                --------         --------             ---------
Cash at end of year                                               $   0           $    0              $     0
                                                                ========         ========             =========
Supplemental Cash flow information stock issued for               $   0           $    0              $10,960
accounts payable

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2005


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Result of Operations

     During the three months and nine months ended September 30, 2005 and 2004, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either the three month or nine month periods ended September 30, 2005 or 2004. However, the company incurred administrative expenses of $2,500 and $7,500 respectively for the three and nine month periods of both 2005 and 2004.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 2005 the Company had no current assets and current liabilities of $40,000 this compares with no assets and current liabilities of $32,500 as of December 31, 2004.

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



Date: November 14, 2005        By: /s/ Hank Vanderkam

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

Dated: November 14, 2005

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

Dated: November 14, 2005

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Latin American Telecommunications Venture Company on Form 10-QSB for the quarterly period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By: /s/ Hank Vanderkam
-------------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer

November 14, 2005

CERTIFICATION  OF CHIEF  EXECUTIVE  OFFICER AND CHIEF  FINANCIAL
OFFICER  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Latin American Telecommunications Venture Company on Form 10-QSB for the quarterly period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By: /s/ Hank Vanderkam
--------------------------------
Name: Hank Vanderkam
Title: Chief Financial Officer

November 14, 2005