Form 10KSB
period 2005-12-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2006-02-16
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[?] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                         Commission File No. 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO
                         (Formerly Compu-Graphics Ltd.)
                 (Name of small business issuer in its charter)

          Nevada                                         87-0485311
------------------------------                --------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

                    1301 Travis, Ste. 1200, Houston, TX 77002
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (713) 547-8900

Securities Registered Pursuant to Section 13 of the Act:
--------------------------------------------------------


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

     As of February 15, 2006, 119,600 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                                  TABLE OF CONTENTS

                                                                                    Page
PART I
         ITEM 1.  DESCRIPTION OF BUSINESS............................................. 3
         ITEM 2.  DESCRIPTION OF PROPERTIES........................................... 3
         ITEM 3.  LEGAL PROCEEDINGS .................................................. 3
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITY HOLDERS........................................ 3
PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS................................ 4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................ 4
         ITEM 7.  FINANCIAL STATEMENTS................................................ 4
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 5
         ITEM 8A. CONTROLS AND PROCEDURES.............................................
PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                           AND CONTROL PERSONS; COMPLIANCE WITH
                           SECTION 16(a) OF THE EXCHANGE ACT.......................... 5
         ITEM 10. EXECUTIVE COMPENSATION.............................................. 5
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT...................................... 6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION....................... 6
         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K.................................... 6
         ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES............................. 6
SIGNATURES............................................................................ 7

FINANCIAL STATEMENTS.........................................................F-1  -  F-9

CERTIFICATIONS......................................................................F-10

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         None


ITEM 3.  LEGAL PROCEEDINGS
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2005.

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

                                   2005                           2004
                       -------------------------     -------------------------
                       High          Low            High           Low
First Quarter          No Quote        No Quote     No Quote         No Quote
Second Quarter         No Quote        No Quote     No Quote         No Quote
Third Quarter          No Quote        No Quote     No Quote         No Quote
Fourth Quarter         No Quote        No Quote     No Quote         No Quote


         As of January 15, 2006, there was no quote for the stock

         As of January 15, 2006, there were approximately 380 holders of record of the Common Stock of the Company.

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

                       SEE PAGES F-1 THROUGH F-9 ATTACHED

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

ITEM 8A. CONTROLS AND PROCEDURES


As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedure were effective, that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers


         The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name                 Age              Title

Hank Vanderkam       61              President, Secretary/Treasurer and Director

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

Security Ownership of Certain Beneficial Owners

         The following table sets forth, as of January 15, 2006 the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None

                                                       PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)      Exhibits
                  None

(b)      Reports on Form 8-K
None


ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
                                                                  2004   2005

Audit Fees Billed during 2004 and 2005                          $1,071   $2,674
Review of Quarterly Reports        Billed during 2004 and 2005   1,291    1,209
                                                                 -----   ------
Total                                                           $2,362   $3,883
                                                                ======   =======

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

Dated: February 16, 2006


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                           Title                              Date


/s/ Hank Vanderkam                  Director                  February 16, 2006

ITEM 7.   FINANCIAL STATEMENTS

                                Table of contents

                                                                                                     Page
Report of Independent Registered Public Accounting Firm                                                F-2

Balance Sheets as of December 31, 2005 and 2004                                                        F-3

Statements of Loss for the Years Ended December 31, 2005 and 2004 and for
the Period from Inception (July 26, 1990) to December 31, 2005                                         F-4

Statements of Stockholders' Deficit for the Period from Inception (July 26, 1990)
to December 31, 2005                                                                                   F-5

Statements of Cash Flows for the Years Ended December 31, 2005 and 2004
and for the Period from Inception (July 26, 1990) to December 31, 2005                                 F-7

Notes to the financial statements                                                                F-8 - F-9


Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Latin American Telecommunications Venture Company - LATVCo.
(formerly Compu-Graphics Ltd.)

         We have audited the accompanying balance sheets of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.), a development stage enterprise, as of December 31, 2005 and 2004 and the related statements of loss, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report, dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

         In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company - LATVCo. (formerly Compu-Graphics, Ltd.) as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended and for the period from July 26, 1990 (date of inception) to December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Thomas Leger & Co. L.L.P.
February 1, 2006
Houston, Texas

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                         As of December 31,
                                                                    2005                 2004
                                                                    ----                 ----

Total assets                                                       $   -
                                                                                         $  -
Liabilities & Stockholders Equity
Current liabilities - Director                                    42,500               32,500
                                                                 --------              ------
Total liabilities                                                $42,500              $32,500
Stockholders deficit                                             --------             -------
Authorized shares 99,000,000 $0.001 par value;
119,600 shares outstanding at December 31, 2005 and December
31, 2004                                                             120
                                                                                          120
Additional paid in capital                                        11,840               11,840
Deficit accumulated during development stage                    (54,460)              (44,460)
                                                                 -------              --------
Total stockholders deficit                                      (42,500)              (32,500)
                                                                 -------              --------
Total liabilities and stockholders deficit                        $    -               $    -
                                                                 =======              ========


The accompanying notes are an integral part of these financial statements

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                               Statements of Loss

                                                                                 From inception
                                                                                 (July 26, 1990)
                                           For the Year Ended December 31,     through December 31,
                                               2005              2004                   2005
                                               ----              ----                   ----

Revenues                                           $   -       $   -                  $   -

Expenses
Administration expenses                           10,000      10,000                 54,460
                                                  ------      ------                --------
Total expenses                                    10,000      10,000                 54,460
                                                  ------      ------                --------
Net loss                                       $(10,000)    $(10,000)              $(54,460)
                                                 =======     =======                ========
Basic loss per share                             $(0.08)      $(0.08)
                                                 =======     =======
Basic weighted average shares outstanding       119,600      119,600
                                                ========     =======

    The accompanying notes are an integral part of these financial statements

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                 Statements of Changes in Stockholders' Deficit
       Period from July 26, 1990 (Date of Inception) to December 31, 2005


                                                       Common Stock
                                                  Shares         Amount             Paid in Capital             Deficit

Balance, July 26, 1990 (date of inception)              -           $-                     $-                     $-
Issuance of common stock (restricted) at
$.001 per share, July 26, 1990                  1,000,000        1,000                      -                      -
Net loss from operations  from July 26,
1990 (date of inception) to December 31,
1990                                                    -            -                      -                 (1,000)
                                              -----------    ---------            ------------                -------
Balance, December 31, 1990 thru December
31, 1996                                        1,000,000        1,000                      -                 (1,000)
Reclassification to Additional  paid in
capital  due to 1:100 reverse split              (990,000)        (990)                    990                      -
Net loss from operations for the years
ended December 31, 1997 thru 1999                       -            -                      -                       -
                                             ------------  -----------            ------------             -----------

Balance, December 31, 1997 thru December
31, 1999                                           10,000           10                    990                  (1,000)
Net loss from operations for the year

ended December 31, 2000                                 -            -                      -                  (3,175)
                                             ------------   -------------         ------------              ----------

Balance, December 31, 2000                         10,000           10                    990              (4,175)

Stock issued for accounts payable                 109,600          110                 10,850                       -
Net loss from operations for the year
                                             ------------  ------------
ended December 31, 2001                                 -            -                      -                 (10,285)
                                                        -            -                      -              ----------

Balance, December 31, 2001                        119,600          120                 11,840                 (14,460)
Net loss from operations for the year
ended December 31, 2002                                 -            -                      -                 (10,000)




Balance December 31, 2002                         119,600          120                 11,840               (24,460)
Net loss from operations for year ended
December 31, 2003                                       -            -                      -               (10,000)
                                               -----------   ------------         -----------               --------

Balance, December 31, 2003                        119,600          120                11,840                (34,460)

Net loss from operations for year ended

December 31, 2004                                       -            -                    -                 (10,000)
                                               ----------  -------------        -----------               --------

Balance, December 31, 2004                        119,600          120               11,840                 (44,460)

Net loss from operations for year ended
                                               ----------
December 31, 2005                                       -            -                   -                  (10,000)
                                                        -  --------------    -  -----------               --------

Balance, December 31, 2005                       $119,600         $120             $11,840                 $(54,460)
                                               ==========  ==============       ===========               ========

    The accompanying notes are an integral part of these financial statements

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                            July 26, 1990 (date of
                                                       For the Year Ended December 31,     inception to December 31,
                                                          2005              2004                     2005
                                                          ----              ----                     ----

Cash flows from operating activities
Net loss                                                 $(10,000)             $(10,000)                    $(54,460)
Adjustments to reconcile net loss to cash used in
operating activities
Non cash expenses                                                -                     -                        7,785
Increase in accounts payable                                10,000                10,000                       45,675
                                                            ------                ------                       ------

Net cash used by operating activities                            -                     -                      (1,000)

Cash flows from financing activites
Proceeds from common stock                                       -                     -                        1,000
                                                                 -                     -                        -----

Net cash provided by financing activities                        -                     -                        1,000

Net increase (decrease) in cash                                  -                     -                            -
Cash at beginning of year                                        -                     -                            -

Cash at end of year                                             $-                    $-                           $-
                                                                ==                    ==                           ==

Supplemental cash flow information
Stock issued for accounts payable                               $-                    $-                      $10,960
                                                                ==                    ==                      =======

   The accompanying notes are an integral part of these financial statements
                                                                         -

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

     D.  Income Taxes

         No provision for income taxes has been recorded due to operating losses at December 31, 2005. The Company has a net operating loss carry forward of approximately $54,460 of which the majority will expire in 2021. The utilization of the net operating loss carry forward may be limited by Internal Revenue Code
382. The Company has a future tax benefit of $8,615 computed at the statutory rate, offset a valuation allowance of $8,615.

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

NOTE 3 - RELATED PARTIES

         Administration expenses and current liabilities at 2005 and 2004 represent legal services performed by the Company's director and corporate expenses paid by the Company's Director. During 2001, the Company issued 109,600 shares of common stock for the settlement of liabilities of $10,960. These advances are convertible into common stock of the Company at the rate of ten shares for every dollar advanced.

                                 CERTIFICATIONS

I, Hank Vanderkam, certify that:

1. I have reviewed this annual report on Form 10-KSB of Latin American Telecommunications Venture Companyh

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 16, 2006
By: /s/ Hank Vanderkam
Hank Vanderkam, Chief Executive Officer and Chief Financial Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Latin American Telecommunications Venture Company, on Form 10-KSB for the annual period ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By:/s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer  and Chief Financial Officer
February 16, 2006