Form 10QSB
period 2006-03-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2006-05-16
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                       Commission File Number 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         87-0485311
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

                                                  Yes |X|    No |_|


          Class             Shares Outstanding                  Date
Common, $.001 par value           119,600                    May 15, 2006

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                                      INDEX

                                                                                            Page
                                                                                           Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - March 31, 2006 unaudited and
                  December 31, 2005 ...........................................................1

                  Condensed Statements of Operations - unaudited - For the three months ended March 31, 2006 and 2005 and for the period from
                  inception (July 26, 1990) to March 31, 2006..................................2

                  Condensed Statements of Cash Flows - unaudited - For the three months ended
                  March 31, 2006 and 2005 and for the period from inception (July 26, 1990)
                  to March 31, 2006 ...........................................................3

                  Notes to unaudited Condensed Financial Statements............................4

          Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................5

         Item 3.  Controls and Procedures......................................................
PART II - OTHER INFORMATION....................................................................5

          Item 6. Exhibits ....................................................................6


SIGNATURES.....................................................................................6
Certifications...............................................................................7-8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets



                                     Assets

                                                               March 31, 2006      December 31,
                                                                 (unaudited)          2005
                                                              ----------------    -------------


Current Assets

      Cash                                                     $         0                  -
                                                               -------------  ----------------
                                                                                            -
      Total Current Assets                                               0
                                                               -------------  ----------------
                                                                                            -
Total Assets                                                   $         0
                                                               =============  ================

                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                              $     45,000            42,500
                                                               -------------  ----------------

Total Current Liabilities                                            45,000            42,500
                                                               -------------  ----------------

Stockholders' Deficit
      Authorized shares 99,000,000                                                        120
      $0.001 par value; 119,600 outstanding at
      3-31-06 and at 12-31-05                                           120

                                                                                       11,840
Additional paid-in Capital                                           11,840

                                                                                     (54,460)
Deficit accumulated during development stage                       (56,960)
                                                                                     (42,500)
Total Stockholders' Deficit                                        (45,000)

                                                                                          $ -
Total Liabilities & Stockholders' Deficit                      $         0
                                                               -------------  ----------------



                      See Notes to the Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)


                                                                        From Inception (July
                                          For the Three Months Ended     26, 1990) Through
                                                  March 31,                  March 31,


                                            2006              2005              2006


REVENUES                                $          0      $       0          $      0
                                        --------------    ------------  --------------
EXPENSES
     Administrative Expenses                   2,500          2,500            56,960
                                        --------------    ------------  --------------

     Total Expenses                            2,500          2,500          $ 56,960
                                        --------------    ------------  --------------

NET LOSS                                $     (2,500)      $ (2,500)         $(56,960)
                                        ==============    ============  ==============

(LOSS) PER SHARE                        $      (0.02)      $  (0.02)
                                        ==============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING          119,960        119,960
                                        ==============    ============



           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)



                                                     For the Three Months Ended         From Inception
                                                              March 31,                 (July 26, 1990)
                                                                                            through

                                                         2006            2005           March 31, 2006
------------------------------------------------- -- ------------- -- ----------- --- --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                                    $    (2,500)     $  (2,500)      $    (56,960)

Adjustments to reconcile net loss
to cash used in operating activities:
Non cash expense                                                -              -              7,785
Increase in accounts payable                                2,500          2,500             48,175
                                                        -----------     ---------         -----------

Net Cash Used By Operating Activities                           0              0            (1,000)
                                                        -----------     ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                          0              0              1,000
                                                        -----------     ---------         -----------
Net cash provided from financing activities                     0              0              1,000
                                                        -----------     ---------         -----------
Net increase (Decrease) in cash                                 0              0                  0

Cash at beginning of year                                       0              0                  0
                                                        -----------     ---------         -----------
Cash at end of year                                  $          0     $        0      $           0
                                                        ===========     =========         ===========
Supplemental cash flow information                        $     -          $   -      $      10,960
     stock issued for accounts payable                  ===========     =========         ===========

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2006



1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 2006 and 2005, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three month periods ended March 31, 2006 or 2005. The Company incurred 2,500 of expenses during the three months ended March 31, 2006 to keep its SEC filings current. There were no expenses for the corresponding period of the prior year.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 2006 the Company had no current assets and current liabilities of $45,000 as compared to no current assets and current liabilities of $42,500 at December 31, 2005.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

     ITEM 3.      CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") who is also our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CFO and CEO, concluded that our disclosure controls and procedures were effective, and that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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



Date: May 15, 2006                    By: /s/ Hank Vanderkam

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others particularly during the period in which this quarterly report is being prepared;

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

Dated: May 15, 2006

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer and
Chief Financial Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others particularly during the period in which this quarterly report is being prepared;

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

Dated: May 15, 2006

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Financial Officer and
Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Latin American Telecommunications Venture Company - LATVCO on Form 10-QSB for the quarterly period ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company - LATVCO.

By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


May 15, 2006