Form 10QSB
period 2006-06-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2006-07-13
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                 Yes |X| No |_|

          Class              Shares Outstanding            Date
Common, $.001 par value            119,600             July 15, 2006

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.

                                      INDEX

                                                                                            Page
                                                                                           Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - June 30, 2006 (Unaudited) and
                  December 31, 2005 ........................................................3

                  Condensed Statements of Operations (Unaudited)  - For the three months and six months ended June 30, 2006 and 2005 and for the period from inception (July 26, 1990) to June 30, 2006................................4

                  Condensed Statements of Cash Flows (Unaudited)  - For the six months ended
                  June 30, 2006 and 2005 and for the period from inception (July 26, 1990)
                  to June 30, 2006  ........................................................5

                  Notes to Condensed Financial Statements (Unaudited) ......................6

          Item 2.Management's Discussion and Analysis or Plan of Operations
                  of Operations.............................................................7
          Item 3. Controls and Procedures...................................................7

PART II - OTHER INFORMATION

          Item 1. Legal Proceedings.........................................................7
          Item 2. Changes in Securities.....................................................7
          Item 3. Defaults Upon Senior Securities...........................................7
          Item 4. Submission of Matters to a Vote of Security Holders.......................7
          Item 5. Other Information.........................................................7

          Item 6. Exhibits and Reports on Form 8-K..........................................7

SIGNATURES..................................................................................8

Certifications...........................................................................9-10



                 See Notes to the Unaudited Financial Statements
                                                                   3
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                  Balance Sheet


                                     Assets

                                                                                June 30,          December 31,
                                                                                  2006                2005
                                                                               (Unaudited)

Current Assets

      Cash                                                                   $         0      $             0

      Total Current Assets                                                             0                    0

Total Assets                                                                 $         0      $             0
                                                                             =============    =================

                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                            $     47,500     $         42,500

Total Current Liabilities                                                          47,500               42,500

Stockholders' Deficit
   Authorized shares 99,000,000
   $0.001 par value; 119,600 outstanding at 6-30-06 and at 12-31-05                   120                  120

Additional paid-in Capital                                                         11,840               11,840

Deficit accumulated during development stage                                     (59,460)              (54,460)

Total Stockholders' Deficit                                                      (47,500)              (42,500)

Total Liabilities & Stockholders' Deficit                                    $          0     $              0
                                                                             =============    =================

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)

                                                                                      From Inception (July
                         For the Three Months Ended       For the Six Months         26, 1990) Through
                                  June 30,                  Ended June 30,                June 30,

                           2006            2005           2006          2005                2006


REVENUES                $         0    $          0    $        0    $        0    $            0

EXPENSES
     Administrative
     Expenses                 2,500           2,500         5,000         5,000            59,460


       Total Expenses         2,500           2,500         5,000         5,000            59,460


NET LOSS                $   (2,500)    $    (2,500)    $   (5,000)    $  (5,000)    $     (59,460)
                         ============     ==============  ===========   ===========     ===========

(LOSS) PER SHARE        $     (.02)    $      (.02)    $     (.04)    $    (.04)
                         ============     ==============  ===========   ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                 119,600          119,600      119,600       119,600
                         ============    ==============   ===========   ===========

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)



                                                                               From Inception
                                              For the Six Months Ended        (July 26, 1990)
                                                      June 30,                    through

                                               2006             2005           June 30, 2006

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)                             $ ( 5,000)      $(5,000)           $(59,460)
Non-Cash expense                                      0             0               7,785
Increase in accounts payable                      5,000         5,000              50,675

Net Cash Used By Operating Activities                 0             0              (1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                0             0               1,000

Net cash provided from financing activities           0             0               1,000

Net increase (Decrease) in cash                       0             0                   0

Cash at beginning of year                             0             0                   0

Cash at end of year                               $   0         $   0             $     0
                                                ============== ===========      ============

Supplemental Cash flow information
stock issued for accounts payable                 $   0         $   0           $  10,960
                                                ============== ===========      ============

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                                  June 30, 2006


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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Result of Operations

     During the three months and six months ended June 30, 2006 and 2005, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either the three month or six month periods ended June 30, 2006 or 2005. However, the company incurred administrative expenses of $2,500 and $5,000 respectively for the three and six month periods of both 2006 and 2005.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 2006 the Company had no current assets and current liabilities of $47,500 this compares with no assets and current liabilities of $42,500 as of December 31, 2005.

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



Date: July 12, 2006            By: /s/ Hank Vanderkam

                                     Hank Vanderkam
                                     Principal Executive Officer and
                                     Chief Financial Officer

                                 CERTIFICATIONS

I, Hank Vanderkam, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Semper Resources Corporation

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: July 12, 2006

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer and Chief Accounting Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


-------------------------------------------------------------------------------

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Latin American Telecommunications Venture Company on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Financial Officer and Chief Accounting Officer

July 12, 2006