Form 10QSB
period 2006-09-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2006-10-19
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                       Commission File Number 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        87-0485311
----------------------------------           ---------------------------------
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

                                 Yes |X| No |_|

           Class                  Shares Outstanding               Date
 Common, $.001 par value                119,600             October 15, 2006

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO.

                                      INDEX

                                                                                                     Page
                                                                                                    Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - September 30, 2006 (Unaudited) and
                  December 31, 2005 ..............................................................      1

                  Condensed Statements of Operations (Unaudited)  - For the three months and nine months ended September 30, 2006 and 2005 and for the period from
                  inception (July 26, 1990) to September 30, 2006.................................      2

                  Condensed Statements of Cash Flows (Unaudited)  - For the nine months ended
                  September 30, 2006 and 2005 and for the period from inception (July 26, 1990)
                  to September 30, 2006...........................................................      3

                  Notes to Condensed Financial Statements (Unaudited) ............................      4

          Item 2.Management's Discussion and Analysis or Plan of Operations
                  of Operations...................................................................      5
          Item 3. Controls and Procedures.........................................................      5

PART II - OTHER INFORMATION.......................................................................      5

          Item 1. Legal Proceedings...............................................................      5
          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....................      5
          Item 3. Defaults Upon Senior Securities.................................................      5
          Item 4. Submission of Matters to a Vote of Security Holders.............................      5
          Item 5. Other Information...............................................................      5

          Item 6. Exhibits .......................................................................      5


SIGNATURES........................................................................................      6

Certifications....................................................................................    7-8


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                                  Balance Sheet

                     Assets
                                                September 30,     December 31,
                                                    2006              2005
                                                (Unaudited)
Current Assets

      Cash                                     $         0      $           0
                                                 ---------        ------------
      Total Current Assets                               0                  0
                                                 ---------        ------------
Total Assets                                   $         0      $           0
                                                 =========        ============
   Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director              $    50,000     $       42,500
                                                 ---------        ------------
Total Current Liabilities                           50,000             42,500
                                                 ---------        ------------
Stockholders' Deficit
   Authorized shares 99,000,000
   $0.001 par value; 119,600 outstanding
   at 9-30-06 and at 12-31-05                          120                120

Additional paid-in Capital                          11,840             11,840

Deficit accumulated during development stage       (61,960)           (54,460)
                                                 ---------        ------------
Total Stockholders' Deficit                        (50,000)           (42,500)
                                                 ---------        ------------
Total Liabilities & Stockholders' Deficit      $         0     $            0
                                                 =========        ============


                 See Notes to the Unaudited Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)



                                                                                   From Inception (July
                           For the Three Months Ended      For the Nine Months      26, 1990) Through
                                 September 30,             Ended September 30,        September 30,

                             2006            2005           2006          2005             2006
----------------------------------------------------------------------------------------------------


REVENUES                  $         0    $        0    $        0    $        0    $          0

EXPENSES
     Administrative
     Expenses                   2,500         2,500         7,500         7,500          61,960
                             ---------    ----------      --------      --------       ----------

       Total Expenses           2,500         2,500         7,500         7,500          61,960
                             ---------    ----------      --------      --------       ----------
NET LOSS                  $   (2,500)    $  (2,500)    $  (7,500)    $  (7,500)    $   (61,960)
                             =========    ==========      ========      ========       ==========
(LOSS) PER SHARE          $     (.02)    $    (.02)    $    (.06)    $    (.06)
                             =========    ==========      ========      ========
WEIGHTED AVERAGE SHARES
OUTSTANDING                   119,600        119,600      119,600       119,600
                             =========    ==========      ========      ========


                See Notes to the Unaudited Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)


                                                                                        From Inception
                                                         For the Nine Months Ended     (July 26, 1990)
                                                               September 30,               through
                                                           2006             2005      September 30, 2006
                                                         --------          -------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                      $ ( 7,500)        $(7,500)         $(61,960)
Non-Cash expense                                               0               0             7,785
Increase in accounts payable                               7,500           7,500            53,175
                                                        ---------        --------         ---------
Net Cash Used By Operating Activities                          0               0            (1,000)
                                                        ---------        --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                         0               0              1,000
                                                        ---------        --------         ---------
Net cash provided from financing activities                    0               0              1,000
                                                        ---------        --------         ---------
Net increase (Decrease) in cash                                0               0                  0

Cash at beginning of year                                      0               0                  0
                                                        ---------        --------         ---------
Cash at end of year                                        $   0           $   0            $     0
                                                        =========        ========         =========
Supplemental Cash flow information stock issued for        $   0           $   0          $  10,960
accounts payable                                        =========        ========         =========


                See Notes to the Unaudited Financial Statements

           LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
                          (A Development Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2006


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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Result of Operations

     During the three months and nine months ended September 30, 2006 and 2005, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either the three month or nine month periods ended September 30, 2006 or 2006. However, the company incurred administrative expenses of $2,500 and $7,500 respectively for the three and nine month periods of both 2006 and 2005.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 2006 the Company had no current assets and current liabilities of $50,000 this compares with no assets and current liabilities of $42,500 as of December 31, 2005.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

ITEM 3. CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within ninety days of the filing of this Report on form 10-Q, our Chief Executive Officer Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules (13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


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



Date: October 19, 2006         By: /s/ Hank Vanderkam

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me particularly during the period in which this quarterly report is being prepared;

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

Dated: October  19, 2006

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer / Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
18  U.S.C.   SECTION  1350,   AS  ADOPTED   PURSUANT  TO  SECTION  906  OF  TEHE
SARBANES-OXLEY ACT OF 2002



--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Latin American Telecommunications Venture Company on Form 10-QSB for the quarterly period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By: /s/ Hank Vanderkam
-------------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer / Chief Financial Officer

October 19, 2006