Form 10KSB
period 2006-12-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2007-02-08
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[?] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                         Commission File No. 33-55254-40

                        LATIN AMERICAN TELECOMMUNICATIONS
                            VENTURE COMPANY - LATVCO
                        ---------------------------------
                         (Formerly Compu-Graphics Ltd.)
                 (Name of small business issuer in its charter)

         Nevada                                        87-0485311
-------------------------------           --------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

                    1301 Travis, Ste. 1200, Houston, TX 77002
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (713) 547-8900

Securities Registered Pursuant to Section 13 of the Act:
-----------------------------------------------------------    -----------------


 Title of Each Class                  Name of Each Exchange on Which Registered
       None                                            None
----------------------               -------------------------------------------
Securities Registered Pursuant to Section 15(d) of the Act:

---------------------------------------------------------------------
                         Common Stock, $0.001 par value
---------------------------------------------------------------------
                                (Title of Class)
---------------------------------------------------------------------

---------------------------------------------------------------------
---------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes  x?  No
    ---   ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]


The issuer's revenues for its most recent fiscal year were $0.00.

As of February 1, 2007, 119,600 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

DOCUMENTS INCORPORATED BY REFERENCE

No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS

                                                                       Page

PART I
         ITEM 1.  DESCRIPTION OF BUSINESS.........................    3
         ITEM 2.  DESCRIPTION OF PROPERTY.........................    3
         ITEM 3.  LEGAL PROCEEDINGS ..............................    3
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.............................    3
PART II

         ITEM 5.  MARKET FOR COMMON EQUITY RELATED STOCKHOLDER
                  MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
                  EQUITY SECURITIES..............................    4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS...........
                  OR PLAN OF OPERATION...........................    4
         ITEM 7.  FINANCIAL STATEMENTS...........................    4
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.........    5
         ITEM 8A. CONTROLS AND PROCEDURES........................    5
PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT..............    5
         ITEM 10. EXECUTIVE COMPENSATION.........................    6
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS
                  MATTERS........................................    6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  AND DIRECTOR INDEPENDENCE......................    6
         ITEM 13. EXHIBITS ......................................    6
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........    7
ATURES...........................................................    7

FINANCIAL STATEMENTS.............................................
CERTIFICATIONS...................................................   17

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

ITEM 2.  DESCRIPTION OF PROPERTY

        None


ITEM 3.  LEGAL PROCEEDINGS
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2006.

                                                       PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

         The Company's Common Stock is not available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                                 2006                               2005
                     -------------------------         -----------------------
                     High          Low                High              Low
First Quarter        No Quote        No Quote         No Quote         No Quote
Second Quarter       No Quote        No Quote         No Quote         No Quote
Third Quarter        No Quote        No Quote         No Quote         No Quote
Fourth Quarter       No Quote        No Quote         No Quote         No Quote

        As of February 1, 2007, there was no quote for the stock

         As of February 1, 2007, there were approximately 380 holders of record of the Common Stock of the Company.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future.

         The Company did not issue or purchase any equity securities during either the year-ended December 31, 2006 or 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

                        SEE PAGES 8 THROUGH 16 ATTACHED

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

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") who is also our Chief Financial Officer ("CFO"). Based on this evaluation, our CEO / CFO, concluded that our disclosure controls and procedure were effective, that there have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

         The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name               Age              Title
-----             -----            -------
Hank Vanderkam     62              President, Secretary/Treasurer and Director

         The sole director has been elected to serve until the next annual meeting of the directors by the shareholders or until his successor has been duly elected and shall have qualified.

     Hank Vanderkam was elected Director on July 1, 1994 and President as of December 1, 2000. Prior thereto, Mr. Vanderkam served as Secretary Treasurer of the Company a positions he still holds. Mr. Vanderkam is both a certified public accountant and attorney and practices law in Houston, Texas.

Information Regarding Nominees for Election as Directors

         The sole director has been nominated for re-election as director at the Company's next annual shareholders' meeting.

ITEM 10. EXECUTIVE COMPENSATION

         No compensation has been paid to any officer, director or control person during the prior three years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

         No officer of director of the Company owned any shares of the Company directly. However, Mr. Vanderkam is deemed to own 109,600 shares beneficially as he is a member of Vanderkam & Associates, for when he holds the shares as Trustee.

Security Ownership of Certain Beneficial Owners

         The following table sets forth, as of February ___, 2007 the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.

Name and Address of          Amount and Nature of
Beneficial Owner             Beneficial Ownership       Percent of Class
--------------------        ----------------------     ------------------
Hank Vanderkam, Trustee
1301 Travis, Suite 1200
Houston, Texas 77002                 8,800                 7.36%

Hank Vanderkam, Trustee
1301 Travis, Suite 1200
Houston, Texas 77002                109,600               91.64%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                                       PART IV

ITEM 13. EXHIBITS

(c)      Exhibits

31.1 Certification  Pursuant to 18 U.S.C.  Section  1350 as adopted  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act os 2002

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
                                                              2006    2005

Audit Fees Billed during 2005 and 2006                      $3,462    $2,674
Review of Quarterly Reports Billed during 2005 and 2006      1,315     1,209
                                                             -----     ------
Total                                                       $4,777    $3,883
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

 Dated: February ___, 2007



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                           Title                              Date



/s/ Hank Vanderkam                  Director                  February ___, 2007

ITEM 7. FINANCIAL STATEMENTS

                                Table of contents

                                                                                      Page


Report of Independent Registered Public Accounting Firm                                   9


Balance Sheets as of December 31, 2006 and 2005                                          10

Statements of Loss for the Years Ended December 31, 2006 and 2005 and for
the Period from Inception (July 26, 1990) to December 31, 2006                           11

Statements of Stockholders' Deficit for the Period from Inception (July 26, 1990)
to December 31, 2006                                                                  12-13

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005
and for the Period from Inception (July 26, 1990) to December 31, 2006                   14

Notes to the financial statements                                                     15-16

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Latin American Telecommunications Venture Company - LATVCo.

     We have audited the accompanying balance sheets of Latin American Telecommunications Venture Company - LATVCo. , a development stage company, as of December 31, 2006 and 2005 and the related statements of loss, stockholders' deficit and cash flows for the years then ended and the period July 26, 1990 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report, dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

     In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company - LATVCo. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the two years then ended and for the period from July 26, 1990 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

February 6, 2007
Houston, Texas

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                      As of December 31,
                                                                  2006                2005
                                                                  ----                ----

Total assets                                                     $   -                $  -
Liabilities & Stockholders Deficit

Current liabilities - Director                                  52,500              42,500
                                                               --------            --------
Total liabilities                                              $52,500             $42,500
                                                               -------             --------

Stockholders deficit

Authorized shares 99,000,000 $0.001 par value;

119,600 shares outstanding at December 31, 2006 and December
31, 2005                                                           120                 120

Additional paid in capital                                      11,840              11,840
Deficit accumulated during development stage                   (64,460)            (54,460)
                                                              --------            ----------

Total stockholders deficit                                     (52,500)            (42,500)
                                                              --------            ---------

Total liabilities and stockholders deficit                      $    -              $    -


   The accompanying notes are an integral part of these financial statements

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                               Statements of Loss

                                                                                  From inception
                                                                                  (July 26, 1990)
                                              For the Year Ended December 31,   through December 31,

                                                 2006              2005                   2006
                                                 ----              ----                   ----

Revenues                                        $   -             $   -                 $   -
Expenses
Administration expenses                           10,000         10,000                64,460
                                                 --------       --------              --------
Total expenses                                    10,000         10,000                64,460
                                                 --------       --------              --------
Net loss                                        $(10,000)      $(10,000)             $(64,460)
                                                 ========      =========             =========
Basic loss per share                             $(0.08)         $(0.08)
                                                 ========      ========
Basic weighted average shares outstanding       119,600         119,600
                                                =========      ========

    The accompanying notes are an integral part of these financial statements

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                 Statements of Changes in Stockholders' Deficit
       Period from July 26, 1990 (Date of Inception) to December 31, 2006

                                                      Common Stock
                                                Shares         Amount        Paid in Capital        Deficit

Balance, July 26, 1990 (date of inception)          -           $-                $-                  $-
Issuance of common stock (restricted) at
$.001 per share, July 26, 1990              1,000,000        1,000                 -                   -
Net loss from operations  from July 26,
1990 (date of inception) to December 31,
1990                                                -            -                 -              (1,000)
                                            -----------   ---------      ------------             -------

Balance, December 31, 1990 thru December
31, 1996                                    1,000,000        1,000                 -              (1,000)
Reclassification to Additional  paid in
capital  due to 1:100 reverse split          (990,000)        (990)              990                   -
Net loss from operations for the years
ended December 31, 1997 thru 1999                   -            -                 -                   -
                                           -------------  -----------   --------------            --------

Balance, December 31, 1997 thru December
31, 1999                                       10,000           10               990              (1,000)
Net loss from operations for the year
ended December 31, 2000                             -            -                 -              (3,175)
                                           -------------  -----------   --------------            --------

Balance, December 31, 2000                     10,000           10               990              (4,175)

Stock issued for accounts payable             109,600          110            10,850                   -
Net loss from operations for the year
ended December 31, 2001                             -            -                 -             (10,285)
                                           -------------  -----------   --------------            --------
Balance, December 31, 2001                    119,600          120            11,840             (14,460)
Net loss from operations for the year
ended December 31, 2002                             -            -                 -             (10,000)




Balance December 31, 2002                          119,600            120         11,840          (24,460)
Net loss from operations for year ended
December 31, 2003                                        -              -              -          (10,000)
                                                -----------     -----------     ----------        --------

Balance, December 31, 2003                         119,600            120         11,840          (34,460)

Net loss from operations for year ended
December 31, 2004                                        -              -              -          (10,000)
                                               -----------     -----------     ----------        --------

Balance, December 31, 2004                         119,600            120         11,840          (44,460)

Net loss from operations for year ended
December 31, 2005                                        -              -              -          (10,000)
                                               -----------     -----------     ----------        --------

Balance, December 31, 2005                         119,600            120         11,840          (54,460)

Net loss from operations for year ended
December 31, 2006                                        -              -              -          (10,000)
                                               -----------     -----------     ----------        --------

Balance, December 31, 2006                         119,600           $120        $11,840         $(64,460)
                                               ===========     ===========     ==========        =========

    The accompanying notes are an integral part of these financial statements

           Latin American Telecommunications Venture Company - LATVCO.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                              July 26, 1990
                                                                                         Date of inception to
                                                       For the Year Ended December 31,        December 31,
                                                            2006              2005                2006
                                                            ----              ----                ----

Cash flows from operating activities
Net loss                                                      $(10,000)        $(10,000)          $(64,460)
Adjustments to reconcile net loss to cash used in
operating activities
Non cash expenses                                                     -                -              7,785
Increase in accounts payable                                     10,000           10,000             55,675
                                                                 ------           ------             ------

Net cash used by operating activities                                 -                -            (1,000)

Cash flows from financing activites
Proceeds from common stock                                            -                -              1,000
                                                                      -                -              -----

Net cash provided by financing activities                             -                -              1,000

Net increase (decrease) in cash                                       -                -                  -
Cash at beginning of year                                             -                -                  -

Cash at end of year                                           $       -         $      -           $      -
                                                              =========         ========           ========

Supplemental cash flow information
Stock issued for accounts payable                            $        -        $       -            $10,960
                                                             ==========        =========               =======




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

     D.  Income Taxes

     No provision for income taxes has been recorded due to operating losses at December 31, 2006. The Company has a net operating loss carry forward of approximately $64,460 of which the majority will expire in 2022. The utilization of the net operating loss carry forward may be limited by Internal Revenue Code
382. The Company has a future tax benefit of $9,669 computed at the statutory rate, offset a valuation allowance of $9,669.

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

NOTE 3 - RELATED PARTIES

     Administration expenses and current liabilities at 2006 and 2005 represent legal services performed by the Company's director and corporate expenses paid by the Company's Director. During 2001, the Company issued 109,600 shares of common stock for the settlement of liabilities of $10,960. These advances are convertible into common stock of the Company at the rate of ten shares for every dollar advanced.

                                 CERTIFICATIONS

I, Hank Vanderkam, certify that:

1. I have reviewed this annual report on Form 10-KSB of Latin American Telecommunications Venture Company.

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

Dated: February ___, 2007
By: /s/ Hank Vanderkam
Hank Vanderkam, Chief Executive Officer and Chief Financial Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Latin American Telecommunications Venture Company, on Form 10-KSB for the annual period ended December 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By:
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer  and Chief Financial Officer
February __, 2007