Form 10KSB/A
period 2006-12-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2007-02-15
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

 Dated: February 8, 2007



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                           Title                              Date



/s/ Hank Vanderkam                  Director                  February 8, 2007

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

Dated: February 8, 2007
By: /s/ Hank Vanderkam
Hank Vanderkam, Chief Executive Officer and Chief Financial Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Latin American Telecommunications Venture Company, on Form 10-KSB for the annual period ended December 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company


By:/s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer  and Chief Financial Officer
February 8, 2007