Form 10QSB
period 2007-03-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2007-04-12
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 33-55254-40

LATIN AMERICAN TELECOMMUNICATIONS
VENTURE COMPANY - LATVCO.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0485311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒ No ☐

Class	Shares Outstanding	Date
Common, $.001 par value	2,600,000	April 1, 2007

0

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
INDEX

PART I - FINANCIAL INFORMATION	Page Number
Item 1.Financial Statements
Condensed Balance Sheets - March 31, 2007 (unaudited) and December 31, 2006	1
Condensed Statements of Operations - unaudited - For the three months ended March 31, 2007 and 2006 and for the period from inception (July 26, 1990) to March 31, 2007	2
Condensed Statements of Cash Flows - unaudited - For the three months ended March 31, 2007 and 2006 and for the period from inception (July 26, 1990) to March 31, 2007	3
Notes to unaudited Condensed Financial Statements	4
Item 2.Management's Discussion and Analysis or Plan of Operation of Operations	5
Item 3. Controls and Procedures	5
PART II - OTHER INFORMATION	5
Item 1. Legal Proceeding
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits	6
SIGNATURES	6
Certifications	7-8

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
(A Development Stage Company)
Balance Sheets

Assets
	March 31, 2007 (unaudited)	December 31, 2006
Current Assets Cash	$0	-
Total Current Assets	0	-
Total Assets	$0	-
Liabilities & Stockholders’ Deficit
Current Liabilities Accounts Payable - Director	$55,000	52,500
Total Current Liabilities	55,000	52,500
Stockholders’ Deficit Authorized shares 99,000,000 $0.001 par value; 2,600,000 outstanding at 3-31-07 and 119,600 at 12-31-06	2,600	120
Additional paid-in Capital	9,360	11,840
Deficit accumulated during development stage	(66,960)	(64,460)
Total Stockholders’ Deficit	(55,000)	(52,500)
Total Liabilities & Stockholders’ Deficit	$0	$-

See Notes to the Financial Statements

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended March 31,		From Inception (July 26, 1990) Through March 31,
	2007	2006	2007
REVENUES	$0	$0	$0
EXPENSES Administrative Expenses	2,500	2,500	66,960
Total Expenses	2,500	2,500	$66,960
NET LOSS	$(2,500)	$(2,500)	$(66,960)
(LOSS) PER SHARE	$(0.01)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	420,680	119,960

See Notes to the Financial Statements

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,		From Inception (July 26, 1990) through
	2007	2006	March 31, 2006
CASH FLOWS FROM FINANCING ACTIVITIES Net Income (Loss)	$(2,500)	$(2,500)	$(66,960)
Adjustments to reconcile net loss to cash used in operating activities: Non cash expense Increase in accounts payable	- 2,500	- 2,500	7,785 58,175
Net Cash Used By Operating Activities	0	0	(1,000)
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from issuance of common stock	0	0	1,000
Net cash provided from financing activities	0	0	1,000
Net increase (Decrease) in cash	0	0	0
Cash at beginning of period	0	0	0
Cash at end of period	$0	$0	$0
Supplemental cash flow information stock issued for accounts payable	$-	$-	$10,960

See Notes to the Financial Statements

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2007

1.	General

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2. On March 20, 2007, the Board of Directors of the Company declared a dividend of ninety-nine (99) shares of its common stock for every share outstanding to the stockholders of record as of March 20, 2007.

3. On December 26, 2006, the Company signed a Letter of Intent to acquire all of the issued and outstanding shares of Avallon 7, Inc. (“Avallon”) a Nevada corporation for 30,000,000 post dividend shares of its common stock. Simultaneous therewith, the Company will also issue 1,700,000 post dividend shares as compensation to a third party. Avallon is engaged in the business of the marketing and sale of health and beauty care products. The transaction is expected to close by mid April 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Material Changes in Result of Operations

During the three months ended March 31, 2007 and 2006, the Company had no operations other than the search for a business to acquire or with which to combine.

The Company reported no revenues for either of the three month periods ended March 31, 2007 or 2006. The Company incurred $2,500 of expenses during the three months ended March 31, 2007 to keep its SEC filings current, the same as for the corresponding period of the prior year.

Material Changes in Financial Condition, Liquidity and Capital Resources

At March 31, 2007the Company had no current assets and current liabilities of $55,000 as compared to no current assets and current liabilities of $52,500 at December 31, 2006.

The Company has signed a letter of intent and anticipates closing by the middle of April, 2007 the acquisition of all of the issued and outstanding shares of Avalon 7, Inc. (Avalon) for 30,000,000 post dividend shares of the Company. The Company will also issue 1,700,000 post-dividend shares to third parties in connection with this acquisition. Immediately following the acquisition, personnel of Avalon will become the new Board of Directors and officers.

Avalon’s primary business is the marketing and sale of health and beauty care to the consumers, both branded and private label. Avalon is headquartered at 1981 Marcus Avenue, Suite C219, Lake Success, New York 11042.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer (“CEO”) who is also our Chief Financial Officer (“CFO”). Based on this evaluation, our management, including our CFO and CEO, concluded that our disclosure controls and procedures were effective, and that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On March 1, 2007 the board of directors declared a stock dividend to shareholders of record on March 20, 2007 of ninety nine (99) shares for every share of common stock outstanding. The dividend was also distributed on March 28, 2007. The same day, Hank Vanderkam, Trustee, tendered 93,600 pre-divided shares for cancellation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.

Date: April 12, 2007	By:	/s/ Hank Vanderkam

Principal Executive Officer and Principal Financial Officer

CERTIFICATIONS

Exhibit 31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Hank Vanderkam, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Latin American Telecommunications Venture Company-LATVCO

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 12, 2007

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer and Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Latin American Telecommunications Venture Company-LATVCO on Form 10-QSB for the quarterly period ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company-LATVCO.

By: /s/ Hank Vanderkam
Name: Hank Vanderkam
Title: Chief Executive Officer
And Chief Financial Officer
April 12, 2007