Form 10QSB
period 2007-05-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2007-07-30
CIK 894558

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 33-55254-40

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
(Exact name of registrant as specified in its charter)

Nevada	87-0485311
(State or jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1981 Marcus Avenue, Suite C219, Lake Success, New York 11042
(Address of Principal Executive Offices)
Registrant's telephone number: (516) 775-7775

Former Fiscal Year End: December 31, 2006

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Preferred Stock: No Par Value
Common Stock: $ .001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

As of July 30, 2007, the Registrant had 34,300,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending May 31, 2007

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet May 31, 2007:	3
Condensed Consolidated Statements of Operations Three and Six Months Ended May 31, 2007:	4
Condensed Consolidated Statements of Cash Flows Six Months Ended May 31, 2007:	5
Notes to Condensed Consolidated Financial Statements May 31, 2007:	6
Item 2. Management Discussion and Analysis	13
Item 3. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 6. Exhibits and Reports on Form 8-K	19
Signatures	20
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of May 31, 2007 and for the three and six months ended May 31, 2007 have been prepared by Latin American Telecommunications Venture Company - LATVCO., a Nevada corporation.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

May 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,148
Inventories	193,694
Other current asset	6,482
Note receivable	200,000
Total current assets	404,324
Total Assets	404,324
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	56,780
Loan payable - related party	120,000
Total current liabilities	176,780
Commitments and contingencies (Note G)
STOCKHOLDERS' EQUITY:
Common stock, par value $ 0.001 per share; 99,000,000 shares authorized, 34,300,000 shares issued and outstanding at May 31, 2007	34,300
Additional paid in capital	717,530
Accumulated deficit	(524,286)
Total Stockholders' Equity	227,544
Total Liabilities and Stockholders' Equity	$404,324

See accompanying footnotes to the unaudited condensed consolidated financial statements

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended May 31,	Six Months Ended May 31,
	2007	2007
REVENUES:
Net sales	$101,858	$128,969
Cost of sales	42,093	58,952
Gross Profit	59,765	70,017
OPERATING EXPENSES:
Media advertising	83,979	155,838
Other selling, general and administrative	94,279	271,108
Merger expense	112,700	112,700
Total Operating Expenses	290,958	539,646
LOSS FROM OPERATIONS	(231,193)	(469,629)
OTHER INCOME:
Interest income	3,529	6,721
Total Other Income	3,529	6,721
Net loss before income taxes	(227,664)	(462,908)
Income taxes	0	0
NET INCOME	$(227,664)	$(462,908)
Net loss per common share (basic and assuming dilution)	$(0.01)	$(0.01)

Weighted average common shares outstanding	33,505,435	33,057,692

See accompanying footnotes to the unaudited condensed consolidated financial statements

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six Months Ended May 31,
2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(462,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	1,700
Interest income debited to note receivable	(6,482)
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Inventory	(160,694)
Accounts payable and accrued expenses	56,780
Prepaid expenses	9,000
Other current asset	175,000
Net cash used in operating activities	(387,604)

Cash Flows Used In Investing Activities:
Purchase of note receivable	(200,000)
Net cash used in investing activities	(200,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	25,000
Repayments on loans payable - related parties	(159,400)
Proceeds from loan payable - related party	120,000
Net cash used in financing activities	(14,400)
Net decrease in cash and cash equivalents	(602,004)

Cash and cash equivalents at beginning of period	606,152
Cash and cash equivalents at end of period	$4,148

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$-
Cash paid during the period for taxes	$-

See accompanying footnotes to the unaudited condensed consolidated financial statements

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and six-month periods ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ended November 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the November 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 8-K filed on April 13, 2007.

Basis of Presentation

Latin American Telecommunications Venture Company - LATVCO. (the "Company", "Registrant" or "LATVCO"), is incorporated under the laws of the State of Nevada. The Company, through its wholly-owned subsidiary, Avallon 7, Inc. ("Avallon") designs, develops imports and distributes health and beauty care products to Internet and mass market retailers, general merchandisers and directly to consumers through direct response marketing campaigns. We purchase our products from unaffiliated manufacturers most of which are located in South Africa, the People's Republic of China and the United States.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Avallon. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Cash and Cash Equivalents

For purposes of reporting the statement of cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions, and all highly liquid debt instruments purchased with a original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubt accounts to reduce amounts to their estimated realizable value. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. There were no allowances established at May 31, 2007.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Inventories / Cost of Goods Sold

The Company has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost good sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. Warehousing costs are changed to cost of goods in the period the costs are incurred. The Company provides inventory allowances based on estimates of obsolete inventories. Inventories consist of finished products available for sale to distributors and customers.

Income Taxes

The Company has adopted Financial Accounting Standards No. 109 ("SFAS 109"), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

The Company's net operating loss carry forward is approximately $57,000, which may be used to reduce future taxable income. The net operating loss carry forward will expire in 2026 if not used prior to that time.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the period December 1, 2006 through May 31, 2007.

Advertising Costs

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged to operations $83,979 and $155,838 as advertising costs for the three and six-month periods ended May 31, 2007, respectively.

Earnings per Share

The Company has reported its earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents.

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimate amounts are recognized in the year in which such adjustments are determined.

New Accounting Pronouncements

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet adopted any stock-based compensation plans.

NOTE B - ACQUISITION AND CAPITAL RESTRUCTURE

On April 13, 2007, Avallon 7, Inc. (“Avallon”) entered into a Share Exchange Agreement ("the Exchange") with Latin American Telecommunications Venture Company - LATVCO. ("LATVCO"), an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, Avallon was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Avallon's capital structure.

For accounting purposes, Avallon has accounted for the transaction as a reverse acquisition and Avallon shall be the surviving entity. From July 1999, until the date of the Exchange, LATVCO was an inactive entity, with no operations. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Effective with the Exchange, all previously 100,000,000 shares of outstanding common stock owned by Avallon’s shareholders were exchanged for an aggregate of 30,000,000 shares of LATVCO's Common Stock. The value of LATVCO’s Common Stock that was issued was the historical cost of LATVCO's net tangible assets, which did not differ materially from their fair value. In addition, LATVCO issued 2,600,000 shares of Common Stock in exchange for remaining outstanding shares of Common Stock held by LATVCO Common Stock. In connection with the Exchange, LATVCO agreed and cancelled 93,600 shares of its Common Stock.

Effective with the Exchange, the Company issued 1,700,000 shares of LATVCO’s common stock to Vista Consulting Inc. for services rendered in connection with the Exchange. In addition, the Company agreed to pay $86,000 for services rendered to the Company that is payable upon the Company listing its shares on the Over-the-Counter Bulletin Board.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Avallon prior to the merger with LATVCO.

NOTE C - NOTE RECEIVABLE

On December 13, 2006, the Company loaned $200,000 to Bennoti, Inc., a privately held marketer and seller of specialty beverage products. Interest on the note accrues at 7.0% per annum and was payable together with note principal at maturity on April 1, 2007. Under terms of the unsecured note, the Company may, at its sole option, accept shares of Bennoti, Inc. Common stock valued at $0.20 per share as repayment of any portion of the note principal and interest. The note is in default. The Company received $20,000 in June 2007. In addition, the Company retained legal counsel to issue a demand letter for full repayment and possibly file a lawsuit seeking immediate repayment.

NOTE D - LOAN PAYABLE - RELATED PARTY

Loan payable - related party represents a non-interest bearing loan from a related party that is repayable on demand. As of May 31, 2007 the balance outstanding was $120,000.

NOTE E - CAPITAL STOCK

The Company’s authorized common equity consists of 99,000,000 shares of a single class of Common Stock, having a par value of $0.001 per share, of which 34,300,000 shares are outstanding. The holders of the Company’s Common Stock have no cumulative voting rights or preemptive rights.

Effective with the Exchange, all previously 100,000,000 shares of outstanding common stock owned by Avallon’s shareholders were exchanged for an aggregate of 30,000,000 shares of LATVCO's Common Stock. In addition, LATVCO issued 2,693,600 shares of Common Stock in exchange for remaining outstanding shares of Common Stock held by LATVCO Common Stock. In connection with the Exchange, LATVCO agreed and cancelled 93,600 shares of its Common Stock.

Effective with the Exchange, the Company issued 1,700,000 shares of LATVCO’s common stock to Vista Consulting Inc. for services rendered in connection with the Exchange.

NOTE F - CASH FLOWS

The following are the non-cash transaction for the six months ended May 31, 2007:

Effective with the Exchange, all previously 100,000,000 shares of outstanding common stock owned by Avallon’s shareholders were exchanged for an aggregate of 30,000,000 shares of LATVCO's Common Stock. In addition, LATVCO issued 2,693,600 shares of Common Stock in exchange for remaining outstanding shares of Common Stock held by LATVCO Common Stock. In connection with the Exchange, LATVCO agreed and cancelled 93,600 shares of its Common Stock.

Effective with the Exchange, the Company issued 1,700,000 shares of LATVCO’s Common Stock to Vista Consulting Inc. valued at $1,700 for services rendered in connection with the Exchange.

NOTE G - COMMITMENTS AND CONTIGENCIES

Facility leases

 On June 1, 2007, the Company commenced a month-to-month sublease from a related party for approximately 700 square feet of office space in Lake Success, New York at a rate of $500 per month. The Company contracts with a third party logistics company for fulfillment services and the use of warehouse space in Milford, Connecticut.

Employment agreements

 The Company does not have any employment agreements.

License agreements

On August 17, 2006, the Company entered into an exclusive agreement to distribute Avallon 8 hair care products throughout the world except for certain European, Latin American and Central American countries, China, India, Japan and the African continent. The agreement has a three-year term with an option for a three-year renewal period.

On December 4, 2006, the Company entered into a forty-two month exclusive product distribution agreement. The license gives the Company exclusive marketing rights for North America and Mexico and intellectual property use rights, including access to clinical research that supports the products efficacy and sale in European markets. The product distribution agreement is subject to the Company maintaining minimum annual sales requirements.

NOTE H - CONCENTRATIONS

Purchases from two of the Company's major suppliers approximated $20,000 or 11.4% and $29,960 or 17.0% of total purchases, respectively, for the three months ended May 31, 2007. Purchases from the two major suppliers approximated $66,000 or 35.2% and $29,960 or 16.0% of total purchases, respectively, for the six months ended May 31, 2007.

NOTE I - RELATED PARTY TRANSACTIONS

On December 7, 2006 the Company repaid in full two non-interest bearing demand loans from two related parties that had an balance outstanding of $159,400.

During the three months ended May 31, 2007, a related party loaned a total of $120,000 to the Company. The loan is non-interest bearing and payable on demand.

On December 13, 2006, the Company loaned $200,000 to Bennoti, Inc., a privately held marketer and seller of specialty beverage products (See Note C). A Company stockholder who owns 195,000 shares of Company Common Stock or 0.57% is Bennoti, Inc.’s president and a director.

Effective with the Exchange, the Company incurred a fee of $86,000 for services assisting the Company with listing its shares on the Over-the-Counter Bulletin Board. The fee is included in merger expense and the consultant is a Company stockholder who owns 2,484,500 shares of Company Common Stock or 7.2% and is a former LATVCO officer and director.

On June 1, 2007, the Company commenced a month-to-month sublease from a related party for approximately 700 square feet of office space in Lake Success, New York at a rate of $500 per month.

NOTE J - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of May 31, 2007, the Company had a cash position of $4,148, incurred a net loss of $462,908 for the six months then ended and loaned $200,000 to Bennoti, Inc. under a note receivable (see Note C). These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company is actively seeking cash for operations by pursuing repayment of its note receivable and additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts. The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products, collection of its note receivable and additional equity investment in the Company. If operations and cash flows improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007

Overview

The statements in this Report relating to our expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) general domestic and international economic and business conditions including political unrest, currency fluctuations and tariffs, (2) increased competition in our markets and products, (3) our ability to obtain additional working capital and (4) our ability to commercialize our products. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

Information about us, including a description of our business, markets, properties, competition and historical financial information, is provided in summary form regarding our business and affairs. This information is not intended to be complete and should be read in conjunction with the financial statements and other documents appended hereto or described herein.

General

Our primary business is the marketing and sale of health and beauty care products to consumers, both branded and private label. The market for health and beauty care products offers opportunities for new and unique products, with their efficacy backed by scientific clinical and before-and-after testimonials. We are positioning our business to fill the need for these types of product by using an integrated direct response and retail-marketing model.

History and Organizational Structure

LATVCO was incorporated on July 26, 1990 and functioned as a blank check company. Effective as of April 13, 2007, a change in control transaction occurred. This change in control is the result of LATVCO’s acquisition of all of the issued and outstanding shares of Avallon in exchange for shares of common stock LATVCO pursuant to the Exchange Agreement. In accordance with the Exchange Agreement, (i) Avallon exchanged all of its issued and outstanding shares of common stock for shares of common stock of LATVCO as set forth below and (ii) Avallon is a wholly owned subsidiary of LATVCO (the “Transaction”). The Transaction closed as of April 13, 2007. Prior to the Transaction, Avallon was a privately held company. Avallon markets products in the health and beauty care industry. As a part of the Transaction, LATVCO will change its name to Beauty America, Inc.

Avallon was incorporated on August 8, 2006 in the state of Nevada. Avallon is located at 1981 Marcus Avenue, Suite C219, Lake Success, New York 11042.

Products

Our first product line, Avallon 8, is a series of products formulated for hair re-growth and thickening. Our products are designed to slow down hair loss, strengthen existing hair, nourish the user’s inactive hair matrix and re-grow hair. Avallon 8 products are made using natural ingredients consisting of plant extracts, vitamins, amino acids, and plant proteins. Avallon 8 products contain no drugs or harmful chemicals and are positioned in the marketplace as a natural solution to hair re-growth. The line of Avallon 8 products is presently comprised of the following: Avallon 8 Hair Intensive Treatment Shampoo, Avallon 8 Hair Intensive Treatment Cream and the Avallon 8 Intensive Treatment Spray. We bundle our Avallon 8 products as a complete and convenient solution that we sell at the Hair Intensive Treatment Kit. We have exclusive distribution agreement with the Avallon 8 product manufacturer and owner of all associated intellectual property. The agreement, which began on August 17, 2006 and has an initial three-year term with renewal provisions, covers the United States and the majority of non-U.S. markets outside of Africa and the Middle East. We purchase finished Avallon 8 products that are shipped from manufacturing facilities located in South Africa.

We are continuously seeking products to extend our Avallon 8 product line and new complimentary products that diversify our purchasing options and offer constant cost containment and cost reduction. In general, we expect that we will obtain new products through licensing arrangements with third parties that have patents, clinical trial results, expert endorsements, trademarks, and rights to distribution or re-distribution.

Product Sales, Distribution and Marketing

Our marketing strategy is use a variety of direct response programs to market our products and use distribution through mass retailers and catalogs to expand sales. The direct response campaigns use a combination of Internet media, print publications, targeted radio spots and infomercial airings on national cable and select broadcast media. Print ads are placed in national magazines with monthly run-of-book rotating ads in the top 30 regional markets. We plan to develop and air radio spots that target key demographic markets for our product. In addition, we expect to develop one and two-minute infomercials that will be used to test media and for the initial marketing launch. We see an opportunity to develop a 28-minute infomercial that more fully demonstrates the product and is used to drive our direct response marketing sales program. Retail accounts will be targeted both regional and national levels depending on product roll out and class of trade pricing strategies.

Our customer base will consist primarily of U.S. consumers who purchase our products directly from us, retailer or consumer product catalogs. The direct response element will include soft and hard sell programs and continuity programs for all the products. Our retail targets will include the different classes of trade, including Chain Drug, Grocery, Mass merchants and specialty markets and clubs. International sales are expected to be approximately 20% of the total sales volume, consisting of product sales to direct marketers operating in non-U.S. markets and the licensing of our infomercials and other marketing materials.

FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2007

Results of Operations

Revenues

LATVCO, through its wholly owned subsidiary Avallon, sells a variety of health and beauty care products directly to consumers ("direct response sales") and to retailers (the "retail sales"). Avallon uses television and print media advertising to promote sales in both segments. Avallon was formed on August 8, 2006 and we commenced selling activities in January 2007. Our revenue was $101,858 for the three months ended May 31, 2007 versus revenue of $0 for the three months ended May 31, 2006. Our revenue was $128,969 for the six months ended May 31, 2007 versus revenue of $0 for the six months ended May 31, 2006.

We are currently focusing on generating revenue by selling our products directly to consumers through their responses to our Internet advertising and other marketing campaigns. We plan to test market new health and beauty products. Our direct response sales operations and test marketing require that we use cash to purchase, up to two weeks in advance, promotional advertising and to purchase, up to eight weeks in advance, products that we sell. We are currently seeking funding that we plan to use for our direct response sales operation and new product marketing. We expect our ability to generate revenues will depend primarily on obtaining funds.

Gross Profit

Our gross profit was $59,765 or 58.7% for the three months ended May 31, 2007 versus gross profit of $0 for the three months ended May 31, 2006. Our gross profit was $70,017 or 54.3% for the six months ended May 31, 2007 versus revenue of $0 for the six months ended May 31, 2006. Our gross profit percentages for the three and six month periods ended May 31, 2007 resulted primarily from commencing direct response sales operations in January 2007.

Operating Expenses

Our operating expenses for the three months ended May 31, 2007 were $290,958 versus operating expenses of $0 for the three months ended May 31, 2006. Our operating expenses were $539,646 for the six months ended May 31, 2007 versus operating expenses of $0 for the six months ended May 31, 2006. For the three and six-month periods ended May 31, 2007, media advertising expense was $83,979 and $155,838, respectively. In connection with the Transaction, for the three and six-month periods ended May 31, 2007, we recognized a $112,700 merger expense charge consisting of $25,000 in legal fees, $1,700 the issuance of 1,700,000 shares of our Common Stock and a $86,000 payment for consulting services. For the three and six-month periods ended May 31, 2007, operating expenses were 285.6% and 418.4%, respectively, of revenues. We recently began operating our business, including efforts to market and sell our products, and our fixed operating costs and selling expenses are exceeding our revenues.

Other Income

Other income consisted of interest income earned on our note receivable from Bennoti, Inc., a marketer and seller of specialty beverage products. Interest on the $200,000 note accrues at 7.0% per annum starting on December 13, 2006, the date that we loaned the funds. Interest income was $3,529 and $6,721 for the three and six-month periods ended May 31, 2007, respectively. We are in discussions with Bennoti, Inc. concerning repayment of the note receivable, which matured on April 1, 2007, and we received a $20,000 partial payment in June 2007. Under terms of the unsecured note, we may, at our sole option, accept shares of Bennoti, Inc. common stock valued at $0.20 per share as repayment of any portion of the note principal and interest. A stockholder who owns 195,000 LATVCO common shares or 0.57% is Bennoti, Inc.’s president and a director.

Net Loss

Our net loss for the three months ended May 31, 2007 was $227,664 versus a net loss of $0 for the three months ended May 31, 2006. Our net loss was $462,908 for the six months ended May 31, 2007 versus operating expenses of $0 for the six months ended May 31, 2006.

We recently began operating our business, including efforts to market and sell our products, and revenues were not sufficient to cover our operating costs. In addition, our net loss for the three and six-month periods ended May 31, 2007 included a one-time merger expense charge of $112,700 in connection with the Transaction. We are continuing our efforts to market and sell our products in order to generate higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue to realize net losses.

Our net loss per common share (basic and diluted) was $0.01 for the three months ended May 31, 2007 and $0.01 for the six months ended May 31, 2007.

The weighted average number of outstanding shares was 33,505,435 (basic and fully diluted) for the three-month period ended May 31, 2007, respectively. The weighted average number of outstanding shares was 33,057,692 (basic and fully diluted) for the six-month period ended May 31, 2007, respectively. For the three and six month periods ended May 31, 2007, common stock equivalents derived from shares issued in conversion of warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. For the periods ended May 31, 2007, no warrants were outstanding.

Liquidity and Capital Resources

Overview

As of May 31, 2007, we had a working capital of $227,544. We used $387,604 in cash for operations for the six months ended May 31, 2007. Our cash flow used in operation is primarily attributable to the net loss of $462,908 and a $160,694 increase in our inventory, partially offset by a $56,780 increase in accounts payable and accrued expenses and a $175,000 reduction in other current assets for drawing down on our funds held in a non-interest bearing escrow account for the payment of legal and consulting fees for the Transaction.

Cash flows used in investing activities for the six months ended May 31, 2007 consisted of the $200,000 purchase on December 13, 2006 of a note receivable that matured on April 1, 2007.

We used $14,400 in cash for financing activities for the six months ended May 31, 2007, which consisted of $39,400 in net repayments on the loans payable - related parties and $25,000 in cash collected for a common stock subscription receivable.

Financing

Capital for our development has been provided by Avallon’s founding shareholders and short-term loans from related parties. Through the period from inception (August 8, 2006) to May 31, 2007, shareholders contributed $750,130 in cash to the Company. In addition, as of May 31, 2007, the Company has $120,000 in outstanding borrowings from a related party. The capital has been or will be used to fund introductory marketing campaigns, the acquisition of inventory and operating expenses.

We are actively seeking cash for operations by pursuing repayment of our note receivable and additional equity financing through discussions with investment bankers and private investors. There can be no assurance we will be successful in our efforts. We currently have no commitments for financing. The Company's existence is dependent upon our management's ability to develop profitable operations and resolve our liquidity problems. Management anticipates we will attain profitable status and improve our liquidity through the continued developing, marketing and selling of our products, collection of our note receivable and additional equity investment in the Company. If operations and cash flows improve through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

By adjusting our operations and development to the level of capitalization, management believes we have sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The independent auditor’s report on Avallon’s November 30, 2006 financial statements included in a Form 8-K filed on April 13, 2007 states that the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

FORWARD-LOOKING STATEMENTS

The statements in this Report relating to our expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) general domestic and international economic and business conditions including political unrest, currency fluctuations and tariffs, (2) increased competition in our markets and products, (3) our ability to obtain additional working capital and (4) our ability to commercialize our products.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission.

Item 3. Controls and Procedures

(a)	Evaluation of Disclosure controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the evaluation date.

Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.

In connection with the quarterly review ended May 31, 2007 our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board. The material weaknesses identified consisted of a lack of certain procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. GAAP.

We have a failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain equity transactions were accounted for in accordance with generally accepted accounting principles.

(a)	Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Registrant may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer of Latin American Telecommunications Venture Company - LATVCO. pursuant to Exchange Act Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer of Latin American Telecommunications Venture Company - LATVCO. pursuant to Exchange Act Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer of Latin American Telecommunications Venture Company - LATVCO. pursuant to 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer of Latin American Telecommunications Venture Company - LATVCO. pursuant to 18 U.S.C. 1350

(a) Reports filed on Form 8-K during the three months ended May 31, 2007

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Latin American Telecommunications Venture Company - LATVCO. (Registrant)

Date: July 30, 2007	/s/ David Bakhshi
Chief Executive Officer

/s/ Thomas Calabro
Chief Financial Officer (Principal Financial and Accounting Officer)