Form 10KSB/A
period 2006-12-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2007-08-02
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

(Mark One)

[ྡ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the Fiscal Year Ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ______________ to _______________.

Commission File No. 33-55254-40

LATIN AMERICAN TELECOMMUNICATIONS
VENTURE COMPANY - LATVCO
(Formerly Compu-Graphics Ltd.)
 (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0485311 (I.R.S. Employer Identification Number)

1301 Travis, Ste. 1200, Houston, TX 77002 (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (713) 547-8900

Securities Registered Pursuant to Section 13 of the Act:
Title of Each Class None	Name of Each Exchange on Which Registered None

Securities Registered Pursuant to Section 15(d) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed b
y Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes xྡ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes x ྡ No

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

1

TABLE OF CONTENTS

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

ITEM 7. FINANCIAL STATEMENTS

SEE PAGES 8 THROUGH 16 ATTACHED

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company's two most recent fiscal years there were no disagreements with Company's accountants on any matter of accounting principal or practice, financial statement disclosure, or auditing scope or procedure. Further, the previous accountant's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principal other than Thomas Leger & Co., LLP did qualify its opinion and stated its substantial doubt about the company’s ability to continue as a going concern.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONSITEM

None

PART IV

ITEM 13. EXHIBITS

        (c) Exhibits
31.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act os 2002

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

	2006	2005
Audit Fees Billed during 2005 and 2006	$3,462	$2,674
Review of Quarterly Reports Billed during 2005 and 2006	1,315	1,209
Total	$4,777	$3,883

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.

Date: August 2, 2007	By:	/s/ Hank Vanderkam
Hank Vanderkam, Chief Executive Officer and Chief Financial Officer
Title

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hank Vanderkam	Director	February ___, 2007

ITEM 7. FINANCIAL STATEMENTS

Table of contents

Page
Report of Independent Registered Public Accounting Firm9

Balance Sheets as of December 31, 2006 and 200510

Statements of Loss for the Years Ended December 31, 2006 and 2005 and for
the Period from Inception (July 26, 1990) to December 31, 200611

Statements of Stockholders’ Deficit for the Period from Inception (July 26, 1990)
to December 31, 200612-13

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005
and for the Period from Inception (July 26, 1990) to December 31, 200614

Notes to the financial statements15-16

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Latin American Telecommunications Venture Company - LATVCo.

We have audited the accompanying balance sheets of Latin American Telecommunications Venture Company - LATVCo. , a development stage company, as of December 31, 2006 and 2005 and the related statements of loss, stockholders' deficit and cash flows for the then years ended and the period July 26, 1990 (inception) to December 31, 2006 December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period July 26, 1990 (date of inception) through December 31, 1993 were audited by other auditors whose report, dated March 15, 1994, expressed an unqualified opinion of those statements. The financial statements for the period July 26, 1990 (date of inception) through December 31, 1993, reflect no revenues and a net loss of $1,000 of the related totals. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

Thomas Leger & Co. L.L.P.

February 6, 2007
Houston, Texas

Latin American Telecommunications Venture Company - LATVCO.
(A Development Stage Company)
Balance Sheets

ASSETS

As of December 31,
	2006	2005
Total assets	$-	$-
Liabilities & Stockholders Deficit
Current liabilities - Director	52,500	42,500
Total liabilities	$52,500	$42,500
Stockholders deficit Authorized shares 99,000,000 $0.001 par value; 119,600 shares outstanding at December 31, 2006 and December 31, 2005	120	120
Additional paid in capital	11,840	11,840
Deficit accumulated during development stage	(64,460)	(54,460)
Total stockholders deficit	(52,500)	(42,500)
Total liabilities and stockholders deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Latin American Telecommunications Venture Company - LATVCO.
(A Development Stage Company)
Statements of Loss

For the Year Ended December 31,			From inception (July 26, 1990) through December 31,
	2006	2005	2006
Revenues	$-	$-	$-
Expenses Administration expenses	10,000	10,000	64,460
Total expenses	10,000	10,000	64,460
Net loss	$(10,000)	$(10,000)	$(64,460)
Basic loss per share	$(0.08)	$(0.08)
Basic weighted average shares outstanding	119,600	119,600

The accompanying notes are an integral part of these financial statements

Latin American Telecommunications Venture Company - LATVCO.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
Period from July 26, 1990 (Date of Inception) to December 31, 2006

Common Stock
Shares		Amount	Paid in Capital	Deficit
Balance, July 26, 1990 (date of inception)	-	$-	$-	$-
Issuance of common stock (restricted) at $.001 per share, July 26, 1990	1,000,000	1,000	-	-
Net loss from operations from July 26, 1990 (date of inception) to December 31, 1990	-	-	-	(1,000)
Balance, December 31, 1990 thru December 31, 1996	1,000,000	1,000	-	(1,000)
Reclassification to Additional paid in capital due to 1:100 reverse split	(990,000)	(990)	990	-
Net loss from operations for the years ended December 31, 1997 thru 1999	-	-	-	-
Balance, December 31, 1997 thru December 31, 1999	10,000	10	990	(1,000)
Net loss from operations for the year ended December 31, 2000	-	-	-	(3,175)
Balance, December 31, 2000	10,000	10	990	(4,175)
Stock issued for accounts payable	109,600	110	10,850	-
Net loss from operations for the year ended December 31, 2001	-	-	-	(10,285)
Balance, December 31, 2001	119,600	120	11,840	(14,460)
Net loss from operations for the year ended December 31, 2002	-	-	-	(10,000)

Balance December 31, 2002	119,600	120	11,840	(24,460)
Net loss from operations for year ended December 31, 2003	-	-	-	(10,000)
Balance, December 31, 2003	119,600	120	11,840	(34,460)
Net loss from operations for year ended December 31, 2004	-	-	-	(10,000)
Balance, December 31, 2004	119,600	120	11,840	(44,460)
Net loss from operations for year ended December 31, 2005	-	-	-	(10,000)
Balance, December 31, 2005	119,600	120	11,840	(54,460)
Net loss from operations for year ended December 31, 2006	-	-	-	(10,000)
Balance, December 31, 2006	119,600	$120	$11,840	$(64,460)

The accompanying notes are an integral part of these financial statements

Latin American Telecommunications Venture Company - LATVCO.
(A Development Stage Company)
Statements of Cash Flows
For the Year Ended December 31,			July 26, 1990 (date of inception to December 31,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(10,000)	$(10,000)	$(64,460)
Adjustments to reconcile net loss to cash used in operating activities
Non cash expenses	-	-	7,785
Increase in accounts payable	10,000	10,000	55,675
Net cash used by operating activities	-	-	(1,000)
Cash flows from financing activites
Proceeds from common stock	-	-	1,000
Net cash provided by financing activities	-	-	1,000
Net increase (decrease) in cash	-	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$-	$-	$-
Supplemental cash flow information
Stock issued for accounts payable	$-	$-	$10,960

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

NOTE 3 - RELATED PARTIES

Administration expenses and current liabilities at 2006 and 2005 represent legal services performed by the Company’s director and corporate expenses paid by the Company’s Director. During 2001, the Company issued 109,600 shares of common stock for the settlement of liabilities of $10,960. These advances are convertible into common stock of the Company at the rate of ten shares for every dollar advanced.

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

Dated: August 2, 2007
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
August 2, 2007