Form 10QSB
period 2007-08-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2007-09-12
CIK 894558

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 33-55254-40

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
(Exact name of registrant as specified in its charter)

Nevada	87-0485311
(State or jurisdiction of	(IRS Employer Identification No.)
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

As of September 12, 2007, the Registrant had 34,300,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending August 31, 2007

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet August 31, 2007:	3
Condensed Consolidated Statements of Operations Three and Nine Months Ended August 31, 2007 and from August 8, 2006 (Inception) to August 31, 2006:	4
Condensed Consolidated Statements of Cash Flows Nine Months Ended August 31, 2007 and from August 8, 2006 (Inception) to August 31, 2006:	5
Notes to Condensed Consolidated Financial Statements Nine Ended August 31, 2007:	6
Item 2. Management Discussion and Analysis	13
Item 3. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 6. Exhibits and Reports on Form 8-K	19
Signatures	20
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of August 31, 2007 and for the three and nine months ended August 31, 2007 have been prepared by Latin American Telecommunications Venture Company - LATVCO., a Nevada corporation.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

August 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57
Accounts receivable	2,455
Inventories	185,754
Other current asset	2,550
Note receivable	187,288
Total current assets	378,104
Total Assets	$378,104

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$53,766
Loan payable - related party	137,634
Total current liabilities	191,400
Commitments and contingencies (Note G)

STOCKHOLDERS' EQUITY:
Common stock, par value $ 0.001 per share; 99,000,000 shares authorized, 34,300,000 shares issued and outstanding at August 31, 2007	34,300
Additional paid in capital	717,530
Accumulated deficit	(565,126)
Total Stockholders' Equity	186,704
Total Liabilities and Stockholders' Equity	$378,104

See accompanying footnotes to the unaudited condensed consolidated financial statements

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,	Nine Months Ended August 31,	For the Period From August 6, 2006 (Inception) to
	2007	2007	August 31, 2006
REVENUES:
Net sales	$33,809	$162,778	$-
Cost of sales	9,280	68,232	-
Gross Profit	24,529	94,546	-
OPERATING EXPENSES:
Media advertising	12,983	168,820	-
Other selling, general and administrative	52,108	323,217	-
Merger expense	-	112,700	-
Total Operating Expenses	65,091	604,737	-
LOSS FROM OPERATIONS	(40,562)	(510,191)	-
OTHER INCOME (EXPENSE) :
Interest Expense	(3,634)	(3,634)	-
Interest income	3,356	10,077	-
Total Other Income	(278)	6,443	-
Net loss before income taxes	(40,840)	(503,748)	-
Income taxes	-	-	-
NET INCOME	$(40,840)	$(503,748)	$-

Net loss per common share (basic and assuming dilution)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding	34,300,000	33,474,818	45,300,000

See accompanying footnotes to the unaudited condensed consolidated financial statements

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended August 31,	For the Period From August 6, 2006 (Inception) to
	2007	August 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(503,748)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	1,700	-
Interest income debited to note receivable	(2,550)	-
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Accounts receivable	(2,455)	-
Inventory	(152,754)	-
Accounts payable and accrued expenses	53,766	-
Prepaid expenses	9,000	-
Other current asset	175,000	-
Net cash used in operating activities	(422,041)	-

Cash Flows Used In Investing Activities:
Purchase of note receivable	(200,000)	-
Proceeds from repayment of note receivable	12,712	-
Net cash used in investing activities	(187,288)	-

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	25,000	-
Repayments on loans payable - related parties	(169,400)	-
Proceeds from loan payable - related party	147,634	-
Net cash provided by financing activities	3,234	-
Net decrease in cash and cash equivalents	(606,095)	-

Cash and cash equivalents at beginning of period	606,152	-
Cash and cash equivalents at end of period	$57	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,205	$-
Cash paid during the period for taxes	$-	$-

See accompanying footnotes to the unaudited condensed consolidated financial statements

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and nine-month periods ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ended November 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the November 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 8-K filed on April 13, 2007.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubt accounts to reduce amounts to their estimated realizable value. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. There were no allowances established at August 31, 2007.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the period December 1, 2006 through August 31, 2007.

Advertising Costs

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged to operations $12,983 and $168,820 as advertising costs for the three and nine-month periods ended August 31, 2007, respectively.

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

NOTE C - NOTE RECEIVABLE

On December 13, 2006, the Company loaned $200,000 to Bennoti, Inc., a privately held marketer and seller of specialty beverage products. Interest on the note accrues at 7.0% per annum and was payable together with note principal at maturity on April 1, 2007. Under terms of the unsecured note, the Company may, at its sole option, accept shares of Bennoti, Inc. Common stock valued at $0.20 per share as repayment of any portion of the note principal and interest. The note is in default. In June 2007, the Company received a $20,000 payment for accrued interest and note principal. In addition, the Company retained legal counsel and issued a demand letter for full repayment and possibly file a lawsuit seeking immediate repayment.

NOTE D - LOAN PAYABLE - RELATED PARTY

Loan payable - related party represents a loan from a related party that is repayable on demand. Interest on the loan accrues at 7.0% per annum. As of August 31, 2007 the Company owed $137,634, including $1,428 of accrued interest.

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

NOTE F - CASH FLOWS

The following are the non-cash transaction for the nine months ended August 31, 2007:

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

NOTE H - CONCENTRATIONS

Purchases from two of the Company's major suppliers approximated $20,000 or 11.4% and $29,960 or 17.0% of total purchases, respectively, for the three months ended August 31, 2007. Purchases from the two major suppliers approximated $66,000 or 35.2% and $29,960 or 16.0% of total purchases, respectively, for the nine months ended August 31, 2007.

NOTE I - RELATED PARTY TRANSACTIONS

On December 7, 2006 the Company repaid in full two non-interest bearing demand loans from two related parties that had an balance outstanding of $159,400.

During the nine months ended August 31, 2007, a related party loaned the Company a total of $144,000 and the Company repaid a total of $10,000. Interest on the loan accrues at 7.0% per annum. The loan is payable on demand. As of August 31, 2007, the Company owed $137,634, including $1,428 of accrued interest.

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

On June 1, 2007, the Company commenced a month-to-month sublease from a related party for approximately 700 square feet of office space in Lake Success, New York at a rate of $500 per month. As of August 31, 2007, the Company owed $1,500 in rent.

NOTE J - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, as of August 31, 2007, the Company had a cash position of $57, incurred a net loss of $500,621 for the nine months then ended and loaned $200,000 to Bennoti, Inc. under a note receivable (see Note C). These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2007

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2007

Results of Operations

Revenues

LATVCO, through its wholly owned subsidiary Avallon, sells a variety of health and beauty care products directly to consumers ("direct response sales") and to retailers (the "retail sales"). Avallon uses television and print media advertising to promote sales in both segments. Avallon was formed on August 8, 2006 and we commenced selling activities in January 2007. Our revenue was $33,809 for the three months ended August 31, 2007 versus revenue of $0 for the three months ended August 31, 2006. Our revenue was $162,778 for the nine months ended August 31, 2007 versus revenue of $0 for the nine months ended August 31, 2006.

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

Gross Profit

Our gross profit was $24,529 or 72.6% for the three months ended August 31, 2007 versus gross profit of $0 for the three months ended August 31, 2006. Our gross profit was $94,546 or 58.1% for the nine months ended August 31, 2007 versus revenue of $0 for the nine months ended August 31, 2006. Our gross profit percentages for the three and nine month periods ended August 31, 2007 resulted primarily from commencing direct response sales operations in January 2007.

Operating Expenses

Our operating expenses for the three months ended August 31, 2007 were $65,091 versus operating expenses of $0 for the three months ended August 31, 2006. Our operating expenses were $604,737 for the nine months ended August 31, 2007 versus operating expenses of $0 for the nine months ended August 31, 2006. For the three and nine-month periods ended August 31, 2007, media advertising expense was $12,983 and $168,820, respectively. In connection with the Transaction, for the three and nine-month periods ended August 31, 2007, we recognized a $112,700 merger expense charge consisting of $25,000 in legal fees, $1,700 the issuance of 1,700,000 shares of our Common Stock and a $86,000 payment for consulting services. For the three and nine-month periods ended August 31, 2007, operating expenses were 196.7% and 371.5%, respectively, of revenues. We recently began operating our business, including efforts to market and sell our products, and our fixed operating costs and selling expenses are exceeding our revenues.

Other Income

Other income consisted of interest income earned on our note receivable from Bennoti, Inc., a marketer and seller of specialty beverage products, and interest expense on our related party loan payable. Interest on the $200,000 note accrues at 7.0% per annum starting on December 13, 2006, the date that we loaned the funds. Interest income was $3,356 and $10,077 for the three and nine-month periods ended August 31, 2007, respectively. We are in discussions with Bennoti, Inc. concerning repayment of the note receivable, which matured on April 1, 2007, and we received a $20,000 partial payment in June 2007. Under terms of the unsecured note, we may, at our sole option, accept shares of Bennoti, Inc. common stock valued at $0.20 per share as repayment of any portion of the note principal and interest. A stockholder who owns 195,000 LATVCO common shares or 0.57% is Bennoti, Inc.’s president and a director.

We incurred $3,634 in interest expense for the three and nine month periods ended August 31, 2007 on our related party loan payable. Interest on our outstanding borrowings accrues at 7.0% per annum. As of August 31, 2007, we owed $137,634, including $1,428 of accrued interest.

Net Loss

Our net loss for the three months ended August 31, 2007 was $40,840 versus a net loss of $0 for the three months ended August 31, 2006. Our net loss was $503,748 for the nine months ended August 31, 2007 versus operating expenses of $0 for the nine months ended August 31, 2006.

We recently began operating our business, including efforts to market and sell our products, and revenues were not sufficient to cover our operating costs. In addition, our net loss for the three and nine-month periods ended August 31, 2007 included a one-time merger expense charge of $112,700 in connection with the Transaction. We are continuing our efforts to market and sell our products in order to generate higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue to realize net losses.

Our net loss per common share (basic and diluted) was $0.00 for the three months ended August 31, 2007 and $0.02 for the nine months ended August 31, 2007.

The weighted average number of outstanding shares was 34,300,000 (basic and fully diluted) for the three-month period ended August 31, 2007, respectively. The weighted average number of outstanding shares was 33,474,818 (basic and fully diluted) for the nine-month period ended August 31, 2007, respectively. For the three and nine-month periods ended August 31, 2007, common stock equivalents derived from shares issued in conversion of warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. For the periods ended August 31, 2007, no warrants were outstanding.

Liquidity and Capital Resources

Overview

As of August 31, 2007, we had a working capital of $186,704. We used $422,041 in cash for operations for the nine months ended August 31, 2007. Our cash flow used in operation is primarily attributable to the net loss of $503,748 and a $152,754 increase in our inventory, partially offset by a $53,766 increase in accounts payable and accrued expenses and a $175,000 reduction in other current assets for drawing down on our funds held in a non-interest bearing escrow account for the payment of legal and consulting fees for the Transaction.

Cash flows used in investing activities for the nine months ended August 31, 2007 consisted of the $200,000 purchase on December 13, 2006 of a note receivable that matured on April 1, 2007. In June 2007, we received a $20,000 payment for accrued interest and note principal.

Cash flow for financing activities provided $3,234 for the nine months ended August 31, 2007, which consisted of $25,000 in cash collected for a common stock subscription receivable offset by $21,766 in net repayments on the loans payable - related parties.

Financing

Capital for our development has been provided by Avallon’s founding shareholders and short-term loans from related parties. Through the period from inception (August 8, 2006) to August 31, 2007, shareholders contributed $750,130 in cash to the Company. In addition, as of August 31, 2007, the Company has $137,634 in outstanding borrowings from a related party. The capital has been or will be used to fund introductory marketing campaigns, the acquisition of inventory and operating expenses.

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

We have a failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain equity transactions were accounted for in accordance with generally accepted accounting principles. There were no material weaknesses identified other than the weaknesses identified and described above, however, these identified continued to exist as of the end of the period ended August 31, 2007.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer of Latin American Telecommunications Venture Company - LATVCO. pursuant to Exchange Act Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer of Latin American Telecommunications Venture Company - LATVCO. pursuant to Exchange Act Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer of Latin American Telecommunications Venture Company - LATVCO. pursuant to 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer of Latin American Telecommunications Venture Company - LATVCO. pursuant to 18 U.S.C. 1350

(a)	Reports filed on Form 8-K during the three months ended August 31, 2007

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Latin American Telecommunications Venture Company - LATVCO. (Registrant)

Date: September 12, 2007	/s/ David Bakhshi
Chief Executive Officer

/s/ Thomas Calabro
Chief Financial Officer (Principal Financial and Accounting Officer)