Form 10KSB
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2008-03-17
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

                                                        FORM 10-KSB
(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the Fiscal Year Ended _______________

[ X ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from December 31, 2006 to November 30, 2007

Commission File No. 33-55254-40

LATIN AMERICAN TELECOMMUNICATIONS
VENTURE COMPANY - LATVCO
[Missing Graphic Reference]
                                         (Formerly Compu-Graphics Ltd.)
     (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0485311 (I.R.S. Employer Identification Number)

1981 Marcus Avenue, #C129, Lake Success, NY 11042 (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (516) 775-7775

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class None	Name of Each Exchange on Which Registered None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days.  Yes x  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes            No   X

The issuer's revenues for its most recent fiscal year were $173,922.

As of March 10, 2008, 22,262,500 shares of Common Stock of the Registrant were outstanding.  There was no market for the stock and accordingly there is no aggregate market value.

DOCUMENTS INCORPORATED BY REFERENCE

No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS
Except as otherwise indicated by the context, references in this Report to “we,” “us,” “our,” the “Company” or “Avallon” are to the business of Avallon.
General
Our primary business is the marketing and sale of health and beauty care products to consumers, both branded and private label. The market for health and beauty care products offers opportunities for new and unique products, with their efficacy backed by scientific clinical and before-and-after testimonials. We are positioning our business to fill the need for these types of product by using an integrated direct response and retail marketing model.
History and Organizational Structure
Our parent company Latin American Telecommunications Venture Company – LATVCO (“LATVCO” or the “Company”)  was incorporated on July 26, 1990 and functioned as a blank check company. Effective as of April 13, 2007, a change in control transaction occurred. This change in control is the result of LATVCO’s acquisition of all of the issued and outstanding shares of Avallon in exchange for shares of common stock LATVCO pursuant to the Exchange Agreement. In accordance with the Exchange Agreement, (i) Avallon exchanged all of its issued and outstanding shares of common stock for shares of common stock of LATVCO as set forth below and (ii) Avallon is a wholly owned subsidiary of LATVCO (the “Transaction”). The Transaction closed as of April 13, 2007. Prior to the Transaction, Avallon was a privately-held company. Avallon markets products in the health and beauty care industry. As a part of the Transaction, LATVCO will change its name to Beauty America, Inc.

Avallon was incorporated on August 8, 2006 in the state of Nevada. Avallon is located at 1981 Marcus Avenue, Suite C129, Lake Success, New York 11042.

Products
On August 17, 2006, the Company entered into an exclusive agreement to distribute Avallon 8 hair care products throughout the world except for certain European, Latin American and Central American countries, China, India, Japan and the African continent. The agreement is terminated and the Company is selling its remaining inventory of Avallon 8 products.

On December 4, 2006, the Company entered into a forty-two month exclusive product distribution agreement to distribute Inversion ® products. The license gave the Company exclusive marketing rights for North America and Mexico and intellectual property use rights, including access to clinical research that supports the products efficacy and sale in European markets. The agreement is terminated and the Company is selling its remaining inventory of Inversion ® products.

Products Under Development
We are continuously seeking new products. In general, we expect that we will obtain new products through licensing arrangements with third parties that have patents, clinical trial results, expert endorsements, trademarks, and rights to distribution or re-distribution.

Product Sales, Distribution and Marketing
Our marketing strategy is use a variety of direct response programs to market our products and use distribution through mass retailers and catalogs to expand sales. The direct response campaigns use a combination of Internet media, print publications and infomercial airings on national cable and select broadcast media. We plan to develop advertisements that target key demographic markets for our product. In addition, we expect to develop one and two-minute infomercials that will be used to test media and for the initial marketing launch. We see an opportunity to develop a 28-minute infomercial that more fully demonstrates the product and is used to drive our direct response marketing sales program. Retail accounts will be targeted both regional and national levels depending on product roll out and class of trade pricing strategies.

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

Competition
We attempt to distinguish our products from other competing health and beauty care products by marketing any of our products’ specific unique features and benefits that are backed by scientific studies and validated by before-and-after and user testimonials.

We also may use a value-oriented pricing strategy to position products versus other products currently on the market.
Intellectual Property
We currently do not own or license any intellectual property.  We were a distributor of Avallon 8 products and Inversion ® products in certain territories. The license agreements are terminated.  Under the license agreements we were granted the rights to use all of patents and trademarks associated with the product for the sale, marketing, and distribution of our products and sublicense and subcontract to other dealers, wholesalers, resellers and distributors our exclusive distribution rights and the associated rights to use patents and trademarks.

The license agreements also contained representations and warranties regarding patents and trademarks, terms for intellectual property protection, and contains dispute resolution mechanisms and other standard provisions customarily found in agreements of this type.

Pricing
Our pricing strategy is to position our products competitively with other hair enhancement products and distinguish our products through attractive sales offers that highlight our product’s unique and differentiated features and benefits.
Employees
As of March 10, 2008, the Company has 3 full-time employees, 2 of whom are part of the Company’s management, 1 of whom is directly involved in sales and marketing. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.
ITEM 2.                       DESCRIPTION OF PROPERTY

Avallon occupies approximately 700 square feet of office space located at 1981 Marcus Avenue, Suite C129, Lake Success, New York 11042. The Company des not have any leases in its name or own any property. Avallon also contracts with a third party logistics company for fulfillment services and the use of warehouse space in Milford, Connecticut. Fees and costs for such services fluctuate based upon the amount of orders placed and fulfilled. We have access to additional warehouse space should it be needed.

ITEM 3.                       LEGAL PROCEEDINGS
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended November 30, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company's Common Stock is available for trading on the over-the-counter market under the symbol LTTV:OB.  The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

	2007		2006
	High	Low	High	Low
First Quarter	No Quote	No Quote	No Quote	No Quote
Second Quarter	No Quote	No Quote	No Quote	No Quote
Third Quarter	No Quote	No Quote	No Quote	No Quote
Fourth Quarter	No Quote	No Quote	No Quote	No Quote

As of March 10, 2008, there was no quote for the stock

As of March 10, 2008, there were approximately 417 holders of record of the Common Stock of the Company.  Our transfer agent is OTC Stock Transfer, Inc., Salt Lake City, Utah.

LATVCO has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future.

The Company did not issue or purchase any equity securities during the year-ended November 30, 2007.  As a result of the acquisition of Avallon, LATVCO issued 30,000,000 newly issued shares of common stock to the shareholder of Avallon and 1,700,000 newly issued shares of common stock to Vista Consulting, Inc.  By Agreement dated February 27, 2008.  The Company acquired 12,037,500 shares of its common stock in exchange for the cancellation of a promissory note in the approximate amount of $165,000.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

Overview

On August 8, 2006, Avallon was created to market and sell health and beauty care products to consumers, both branded and private label. The market for health and beauty care products offers opportunities for new and unique products, with their efficacy backed by scientific clinical work and before-and-after testimonials. We are positioning our business to fill the demand for these types of product by using an integrated direct response and retail marketing model. Management seeks to identify new innovative health and beauty care products, negotiate exclusive distribution rights, and use proven direct response marketing tools such as television infomercials, print advertising and e-commerce to bring the products to market.

Plan of Operations

During the next twelve months Avallon anticipates that it will continue to seek additional working capital to continue operations.

Should the company obtain sufficient additional working capital, Avallon plans to introduce additional health and beauty care product lines.

Avallon’s ability to achieve a profitable level of operations depends in large upon the overall market acceptance of its products. There can be no assurance that Avallon will achieve profitable operations. its ability to raise additional working capital and/or  be able to secure additional debt or equity financing or that such financing will be available on favorable terms.
Results of Operations

Revenue – For the year ended November 30, 2007, the Company reported sales of $173,922 as it began its marketing of health and beauty care products.  The Company had no revenue for the prior fiscal year.

Cost of Sales – Cost of sales totaled $219,840 for the year ended November 30, 2007.  There were no costs of sales for the prior fiscal year.

Operating Expenses – The Company incurred $643,149 of operating expenses for the year ended November 30, 2007 compared to $61,378 for the year ended December 31, 2006.  The operating expenses for the current year consist of $225,607 of advertising, $329,842 of general, selling and administrative costs and $87,700 of costs associated with the acquisition of Avallon 7, Inc. The expenses for the year-ended December 31, 2006 were all administrative expenses.

Other Income (Expenses) -  For the year ended November 30, 2007, the Company had $3,606 of other income, $9,739 of interest expense which was set off by $13,345 of interest income.  The Company had no other income for the year ended December 31, 2006.

As a result of the foregoing, the Company incurred a net operating loss of $685,461 for the year-ended November 30, 2007.  This compares with a net operating loss of $61,378 for the prior fiscal year.

Liquidity and Capital Resources

Capital for the development of the Company has been provided by founding shareholders and short-term loans from related parties. Through the period from inception (August 8, 2006) to November 30, 2007, shareholders contributed $745,600 in cash to the Company and the Company borrowed $340,900 from related parties that the Company a portion of which has been repaid. The capital has been or will be used to fund introductory marketing campaigns, the acquisition of inventory and operating expenses.

On November 30, 2007, we had a $158,115 deficiency in stockholders’ equity and working capital deficit.   This compares with shareholder equity of $663,752 and working capital of $488,752 as of November 30, 2006. Therefore, the Company will need to continue to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operations and capital requirements. There can be no assurance that the Company will achieve profitable operations. There can be no assurance that the Company will be able to secure additional debt or equity financing or that such financing will be available on favorable terms.

The independent auditor’s report on the Company’s November 30, 2007 financial statements included in this Form 10-KSB states that the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.
SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in Form 10-KSB reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates.
ITEM 7.                       FINANCIAL STATEMENTS

SEE PAGES A-1 THROUGH A-13  ATTACHED

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

ITEM 8A.                       CONTROLS AND PROCEDURES

As of November 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and our CFO, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended.  This evaluation considered the various process carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is accurate, complete and timely.  Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to  their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  Based on the results of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective at November 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter 2007.

ITEM 8B.                       OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
Set forth below are the names of the Company’s directors and officers, their ages, all positions and offices that they hold with the Company, the period during which they have served as such, and their business experience during at least the last five years.
Name		Position Held	Experience
David Bakhshi	45	Chairman of the Board, Chief Executive Officer and President
Mr. Bakhshi has served as President and Director of Avallon since Avallon’s inception on August 8, 2006. He has senior executive experience in marketing to consumers, operations and financial administration in the residential mortgage origination industry. He is president of Ameritrust Mortgage Bankers, Inc., a firm specializing in marketing residential mortgage products and served with the firm for the past 12 years. Mr. Bakhshi previously held senior management positions at two other residential mortgage companies and he developed and sold residential real estate properties.

Thomas Calabro	60	Chief Financial Officer and Director
Mr. Calabro has senior executive experience in operations and financial administration in the residential mortgage origination industry. He is Director of Operations for Ameritrust Mortgage Bankers, Inc., a firm specializing in marketing residential mortgage products and served with the firm for the past year. Previously, Mr. Calabro was senior vice president, residential lending for USA Bank in 2006. From 1997 to 2006, Mr. Calabro had a broad range of operational responsibilities for USA Mortgage Bankers of America, Inc. and served as Vice President.

Family Relationships
None.
Identification of the Audit Committee
We currently do not have a standing audit committee. Our entire Board is responsible for the functions that would otherwise be handled by this committee. We intend, however, to establish an audit committee of the Board as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.
Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act

All members of management and of the Board of Directors have complied with the requirements of Section 16(a) of the Exchange Act.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Avallon has paid no cash compensation to its executive officers since inception. While no compensation program was in place to provide compensation for executive officers and other key employees of Avallon who were serving as of November 30, 2007, LATV may establish a compensation program in the future, including options and other compensatory elements. As of November 30, 2006, Avallon had not entered into any employment agreements with any of the named executive officers.
The following table sets forth the summary information concerning all cash and non-cash compensation awarded to, earned by or paid to all executive officers and other key employees of Avallon who were serving as of November 30, 2007, for services in all capacities. *

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
David Bakhshi, CEO	2006 2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Thomas Calabro, CFO	2006 2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

* Mr. Calabro was neither a director of nor the Chief Financial Officer of nor employed in any capacity by Avallon prior to November 30, 2007.

As of as of November 30, 2006, Avallon did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor did Avallon have any “Post-Employment Payments” to report.

Compensation of Directors
Avallon has paid no compensation to its directors since inception. All directors are reimbursed for out-of-pocket expenses in connection with attendance at board of director’s and/or committee meetings. The Company may establish other compensation plans (e.g. options, cash for attending meetings, etc.) in the future.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company’s common stock as of March 10, 2008, after giving effect to the Closing, for each beneficial owner of five percent or more of the Company’s common stock. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Owner after Closing	Percentage of Class

Common	David Bakhshi	5,055,000	22.71%
Common	Havemeyer Ave, LLC (1)	5,055,000	22.71%

(1)	Aaron Movtady directly owns 1,200,000 shares of Common Stock of the Company and has voting and dispositive rights over the 5,055,000 shares of Common Stock of the Company held by Havemeyer Ave, LLC.

* Unless otherwise noted, the address is that of the Company.
The following table sets forth the beneficial ownership of the Company’s common stock as of March 10, 2007, after giving effect to the Closing, for each director, each executive officer named in the Summary Compensation Table herein, and by all directors and executive officers of the Company as a group. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Owner after Closing	Percentage of Class

Common	David Bakhshi	5,055,000	22.71%
Common	Thomas Calabro	600,000	2.69%
Common	All Directors and Officers as a Group (two persons)	5,655,000	25.40%

* Unless otherwise noted, the address is that of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPDENCE

Relationships

None

Director Independence

As each of the Directors of the Company are also officers, neither director is independent.

PART IV

ITEM 13.                       EXHIBITS

(c)	Exhibits
10.1 Settlement Agreement dated February 27, 2008 by and between Avallon7, Inc. and Bennoti, Inc.
31.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.                       PRINCIPAL ACCOUNTANTS FEES AND SERVICES

	2007	2006
Audit Fees Billed during 2007 and 2006	$ 16,500	$ 3,462
Review of Quarterly Reports	$ 9,151	1,135
Total	$ 25,651	$ 4,777

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.

By /s/ David Bakhshi

David Bakhshi, Chief Executive Officer

Dated: March _17__, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Bakhshi	Director	March _17__, 2008
/s/ Thomas Calabro	Director	March _17__, 2008

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.

Index to Consolidated Financial Statements

Page No.
Reports of Independent Registered Public Accounting Firms	A-1
Consolidated Balance Sheets at November 30, 2007 and 2006	A-3

Consolidated Statement of Operations for the
Year Ended November 30, 2007 and period August 8, 2006 ( inception) through November 30, 2006	A-4

Consolidated Statement of Stockholders' Deficit for the period
August 8, 2006 ( inception) through November 30, 2007	A-5

Consolidated Statement of Cash Flows for the
Year Ended November 30, 2007 and period August 8, 2006 (inception) through November 30, 2006	A-6

Notes to Consolidated Financial Statements	A-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Latin American Telecommunications Venture Company - LATVCO.

We have audited the accompanying consolidated balance sheet of Latin American Telecommunications Venture Company - LATVCO., as of November 30, 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company - LATVCO. as of November 30, 2007 and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted  in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company does not have assets or sources of revenue, which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 10.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Leger & Co., L.L.P.

March 14, 2008
Houston, Texas

                                                                   A-1

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Avallon 7, Inc.
New York, New York

We have audited the accompanying balance sheets of Avallon 7, Inc. (a development stage company) as of November 30, 2006 and the related statements of losses, stockholders' equity, and cash flows for the period August 8, 2006 (date of inception) through November 30, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2006 and the results of its operations and its cash flows for the period August 8, 2006 (date of inception) through November 30, 2006, in conformance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2007 AND 2006

	ASSETS
	2007	2006
Current assets:
Cash and cash equivalents	$8,530	$606,152
Accounts receivable	3,461	-
Inventory (Note 3)	35,969	33,000
Prepaid expenses	-	9,000
Note receivable (Note 4)	30,000	-
Total current assets	77,960	648,152

Other asset (Note 5)	-	175,000

Total assets	$77,960	$823,152

	LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Loans payable - related parties (Note 6)	$181,239	$159,400
Accounts payable and accrued expenses	54,836	-
Total current liabilities	236,075	159,400

Commitments and contingencies (Note 9)	-	-

Stockholders' deficit (Note 7):
Common stock	34,300	10,000
Treasury stock	(163,106)	-
Paid-in capital	717,530	740,130
Subscriptions receivable	-	(25,000)
Accumulated deficit	(746,839)	(61,378)
Total stockholders 'deficit	(158,115)	663,752

Total liabilities and stockholders' deficit	$77,960	$823,152
The accompanying notes are an integral part of these consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED NOVEMBER 30, 2007 AND PERIOD AUGUST 8, 2006 (INCEPTION) THROUGH NOVEMBER 30, 2006
	Year Ended November 30, 2007	Period from August 8, 2006 (Inception) Through November 30, 2006

Net sales	$173,922	$-
Cost of sales	219,840	-
Gross loss	(45,918)	-

Operating expenses:
Media advertising	225,607	-
Other selling, general and administrative	329,842	61,378
Merger expense	87,700	-
Total operating expenses	643,149	61,378

Loss from operations	(689,067)	(61,378)

Other income (expense):
Interest expense	(9,739)	-
Interest income	13,345	-
Total other income	3,606	-

Net loss before income taxes	(685,461)
Provisions from income tax	-	-

Net loss	$(685,461)	$(61,378)

Net loss per common share (basic and diluted)	$(0.02)	$(0.00)

Weighted average of common shares outstanding	33,680,548	64,290,955
The accompanying notes are an integral part of these consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO. CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD AUGUST 8, 2006 (INCEPTION) THROUGH NOVEMBER 30, 2007
	Common Stock
	Number of Shares	Amount	Treasury Stock	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Total
Balance at August 8, 2006	-	$-	$ -	$-	$-	$-	$-

Shares issued at $0.0001 to founders for services	45,300,000	4,530		-	-	-	4,530

Sale of shares of common stock at $0.012 per share in September 2006	11,695,316	1,170		139,430	-	-	140,600

Sale of shares of common stock at $0.004 per share in October 2006	23,004,684	2,300		97,700	-	-	100,000

Sale of shares of common stock at $0.025 per share in November 2006	19,000,000	1,900		478,100	-	-	480,000

Subscription receivable for sale of shares of common stock at $0.025 per share in November 2006	1,000,000	100		24,900	(25,000)	-	0

Net loss	-	-		-	-	(61,378)	(61,378)
Balance at November 30, 2006	100,000,000	10,000	-	740,130	(25,000)	(61,378)	663,752
Collection of subscription					25,000		25,000

Shares returned in reverse merger on April 13, 2007	(100,000,000)	(10,000)		10,000

Shares issued in reverse merger on April 13, 2007	32,600,000	32,600		(32,600)

Shares issued at $0.001 to consultant for services	1,700,000	1,700		-	-	-	1,700

Acquisition of treasury shares			(163,106)				(163,106)

Net loss	-	-	-	-	-	(685,461)	(685,461)
Balance at November 30, 2007	34,300,000	$34,300	$(163,106)	$717,530	$-	$(746,839)	$158,115

The accompanying notes are an integral part of these consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED NOVEMBER 30, 2007 AND PERIOD AUGUST 8, 2006 (INCEPTION) THROUGH NOVEMBER 30, 2006
	Year Ended November 30, 2007	Period from August 8, 2006 (Inception) Through November 30, 2006
Cash flows from operating activities:
Net loss	$(685,461)	$(61,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation		4,530
Inventory obsolescence charge	148,078
Issuance of common stock for services	1,700
Interest income debited to note receivable	(5,819)
Interest expense credited to note payable	7,533
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,461)
(Increase) in inventory	(151,046)	(33,000)
Decrease (increase) in prepaid expenses	9,000	(9,000)
Increase in accounts payable	54,836
Cash used in operating activities	(624,640)	(98,848)

Cash flows from investing activities:
Purchase of note receivable	(200,000)
Proceeds from repayment of note receivable	12,712
Payments held in escrow for business acquisition	175,000	(175,000)
Cash used in investing activities	(12,288)	(175,000)

Cash flows from financing activities:
Proceeds from loans payable – related parties	181,500	159,400
Repayments of loans payable – related parties	(167,194)
Proceeds from issuance of common stock	25,000	720,600
Cash provided by financing activities	39,306	880,000

Increase (Decrease) in cash and cash equivalents	(597,622)	606,152
Cash and cash equivalents: beginning of period	606,152	-
Cash and cash equivalents: end of period	$8,530	$606,152
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,205	$-
 The accompanying notes are an integral part of these consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2007 AND PERIOD AUGUST 8, 2006 (INCEPTION) THROUGH NOVEMBER 30, 2006

Note 1	Summary of Significant Accounting Policies

Business and Basis of Presentation
 Latin American Telecommunications Venture Company - LATVCO. (the "Company", "Registrant" or "LATVCO"), is incorporated under the laws of the State of Nevada. The Company, through its wholly-owned subsidiary, Avallon 7, Inc. ("Avallon") designs, develops imports and distributes health and beauty care products to Internet and mass market retailers, general merchandisers and directly to consumers through direct response marketing campaigns. We purchase our products from unaffiliated manufacturers most of which are located in Europe, South Africa, the People's Republic of China and the United States.
The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Avallon. All significant inter-company transactions and balances have been eliminated in consolidation.  Avallon 7, Inc. (the "Company") was incorporated under the laws of the state of Nevada on August 8, 2006.

The Company has adopted a fiscal year end of November30.

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

Cash and Cash Equivalents
For purposes of reporting the statement of cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions, and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2007 AND
PERIOD AUGUST 8, 2006 (DATE OF INCEPTION) THROUGH NOVEMBER 30, 2006
Note 1	Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Accounts
The Company maintains an allowance for doubt accounts receivable to reduce amounts to their estimated realizable value. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. There were no allowances established at November 30, 2007.
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

Income Taxes
The Company has adopted Financial Accounting Standards No. 109 ("SFAS 109") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Advertising Costs
The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred.  The Company incurred $225,607 in advertising costs for the year ended November 30, 2007 and $0 for the period August 8, 2006 through November 30, 2006.
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

A – 8

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2007 AND
PERIOD AUGUST 8, 2006 (DATE OF INCEPTION) THROUGH NOVEMBER 30, 2006

Note 1	Summary of Significant Accounting Policies (continued)

Research and Development
The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the year ended November 30, 2007 and period August 8, 2006 through November 30, 2006.

Earnings per Share
The Company has reported its earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents.
Stock options and warrants account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding. For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options and warrants with an exercise price that exceeds the average fair market value of the Company’s common stock for the period.

Stock Based Compensation
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted SFAS 123 ® which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested for the year ended November 30, 2007 and period August 8, 2006 through November 30, 2006.

A - 9

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2007 AND
PERIOD AUGUST 8, 2006 (DATE OF INCEPTION) THROUGH NOVEMBER 30, 2006

 Note 1                          Summary of Significant Accounting Policies (continued)

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

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2007 AND
PERIOD AUGUST 8, 2006 (DATE OF INCEPTION) THROUGH NOVEMBER 30, 2006

 Note 1    Summary of Significant Accounting Policies (continued)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

Note 2	Acquisition and Capital Structure

On April 13, 2007, Avallon entered into a Share Exchange Agreement ("the Exchange") with LATVCO, an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, Avallon was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Avallon's capital structure.
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

Note 3	Inventory

Finished goods		$184,047

Less: write down		(148,078)

Total		$35,969
Finished goods	$184,047

Less: write down	(148,078)

Total	$35,969

Note 4	Note Receivable

On December 13, 2006, the Company loaned $200,000 to Bennoti, Inc., a privately held marketer and seller of specialty beverage products. Interest on the note accrues at 7.0% per annum and was payable together with note principal at maturity on April 1, 2007. Under terms of the unsecured note, the Company may, at its sole option, accept shares of Bennoti, Inc. Common stock valued at $0.20 per share as repayment of any portion of the note principal and interest. A Company stockholder who owns 650,000 Common shares or 0.65% is Bennoti, Inc.’s president and a director.  In June 2007, the Company received a $20,000 payment for accrued interest and note principal.  Under the terms of a February 27, 2008 Settlement Agreement entered into by the Company and Bennoti, Inc.,  the Company received a $30,000 cash payment and 12,037,500 in shares of Company common stock as full satisfaction of the note.

Note 5	Other Asset

On November 17, 2006, the Company entered into a non-interest bearing escrow agreement to enable the Company to deposit funds into escrow to be utilized for the payment of legal fees and as capital for future transactions. Upon the closing of the Share Exchange Agreement, dated April 13, 2007 (the “Share Exchange Agreement”), by and among the Company, Latin American Telecommunications Venture Company - LATVCO (“LATV”), and the shareholders of the Company, all legal fees were paid, the amount set forth in the Share Exchange Agreement was released to LATV, and the remaining amount in the escrow account returned to the Company.  As of November 30, 2006, $175,000 was held in the escrow account.

Note 6	Loans Payable - Related Parties

Loans payable - related parties at November 30, 2007 represent loan from a related party that is repayable on demand. Interest on the loan accrues at 7.0% per annum.
Loans payable at November 30, 2007 and 2006 represent unsecured loans from two related parties that are repayable on demand. Interest on the two loans accrues at 16.0% and 7.0%, respectively.  As of November 30, 2007 the Company owed a total of $181,239 on the two loans, including $7,534 of accrued interest.  As of November 30, 2006 the balances outstanding were $159,400.

Note 7	Stockholders’ Equity

The Company’s authorized common equity consists of 99,000,000 shares of a single class of Common Stock, having a par value of $0.001 per share, of which 34,300,000 shares are issued, 22,262,500 shares are outstanding and 12,037,500 shares are held in treasury. The holders of the Company’s Common Stock have no cumulative voting rights or preemptive rights.
Under the terms of a February 27, 2008 Settlement Agreement entered into by the Company and Bennoti, Inc. (See Note 4), the Company received 12,037,500 in shares of Company common stock as a partial repayment of $163,106 against the note.  The shares are held in treasury.

Note 8	Income Taxes

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at November 30, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $685,000, beginning to expire in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the limited earnings history of the Company; it is more likely than not that the benefits may not be realized. Components of deferred tax assets as of November 30, 2007 are as follows:

Net operating loss carry forward	$685,461
Valuation allowance	(685,461)
Net deferred tax asset	-

Note 9Commitments and Commitments and

Facility leases

The Company does not have any leases in its own name or own any property. The Company contracts with a third party logistics company for fulfillment services and the use of warehouse space in Milford, Connecticut.

Employment agreements
 The Company does not have any employment agreements

Note 10Going Concern

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of November 30, 2007 and for the year then ended, the Company incurred a loss of $685,461 and used $624,640 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.
The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will be able to attract a strategic acquirer to improve its liquidity through additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. In order to improve the Company's liquidity, the Company is seeking additional working capital or a strategic acquirer. There can be no assurance the Company will be successful in its efforts.

Note 9	Commitments and Contingencies

Facility leases
 The Company does not have any leases in its own name or own any property. The Company contracts with a third party logistics company for fulfillment services and the use of warehouse space in Milford, Connecticut.
Employment agreements
 The Company does not have any employment agreements.

Note 10	Going Concern

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of November 30, 2007 and for the year then ended, the Company incurred a loss of $685,461 and used $624,640 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.
The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will be able to attract a strategic acquirer to improve its liquidity through additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. In order to improve the Company's liquidity, the Company is seeking additional working capital or a strategic acquirer. There can be no assurance the Company will be successful in its efforts.

Exhibit 31.1
CERTIFICATIONS

I, David Bakhshi, certify that:

1.            I have reviewed this annual report on Form 10-KSB of Latin American Telecommunications Venture Company - LATVCO.

2.            Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.            Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.            I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.            I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 17,_2008
By: /s/ David Bakhshi
Title: Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Thomas Calabro, certify that:

1.            I have reviewed this annual report on Form 10-KSB of Latin American Telecommunications Venture Company - LATVCO.

2.            Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.            Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.            I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.            I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 17_, 2008
By: /s/ Thomas Calabro
Title: Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
I, David Bakhshi, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Latin American Telecommunications Venture Company – LATVCO., on Form 10-KSB for the annual period ended November 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company

By: /s/ David Bakhshi
----------------------------
Name: David Bakhshi
Title: Chief Executive Officer
March _17__, 2008

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
I, Thomas Calabro, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Latin American Telecommunications Venture Company – LATVCO., on Form 10-KSB for the annual period ended November 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Latin American Telecommunications Venture Company

By: /s/ Thomas Calabro
----------------------------
Name: Thomas Calabro
Title: Chief Financial Officer
March _17_, 2008