Form 10QSB
period 2008-02-29
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2008-04-14
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 33-55254-40

LATIN AMERICAN TELECOMMUNICATIONS
VENTURE COMPANY - LATVCO.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0485311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1981 Marcus Avenue No. C 129, Lake Success N.Y. 11042
(Address of principal executive offices)

(516) 775-7775
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	33,092,500	April 14, 2008

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2008	November 30, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,626	$8,530
Accounts receivable	2,074	3,461
Inventory (Note 3)	28,972	35,969
Note receivable (Note 4)	-	30,000
Total current assets	48,672	77,960

Total assets	$48,672	$77,960

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Loans payable - related parties (Note 5)	$45,602	$181,239
Accounts payable and accrued expenses	49,447	54,836
Total current liabilities	95,049	236,075

Commitments and contingencies (Note 8)	-	-

Stockholders' deficit (Note 7):
Common stock — $0.001 par value, 99,000,000 shares authorized: 33,092,500 and 34,300,000 shares issued outstanding as of February 29, 2008 and November 30, 2007, respectively	33,093	34,300
Treasury Stock (0 shares at February 29, 2008 and 12,037,500 shares at November 30, 2007)	-	(163,106)
Paid-in capital	702,367	717,530
Accumulated (deficit)	(781,837)	(746,839)
Total stockholders' (deficit)	(46,377)	(158,115)

Total liabilities and stockholders' equity (deficit)	$48,672	$77,960

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND
FEBRUARY 28, 2007

	Three Months Ended February 29, 2008	Three Months Ended February 28, 2007

Net sales	$17,065	$27,111
Cost of sales	6,997	16,859
Gross profit	10,068	10,252

Operating expenses:
Media advertising	3,137	71,859
Other selling, general and administrative	36,303	176,829
Total operating expenses	39,440	248,688

Loss from operations	(29,372)	(238,436)

Other income (expense):
Interest expense	(5,625)	-
Interest income	-	3,192
Total other (expense) income	(5,625)	3,192

Net loss before income taxes	(34,998)	(235,244)
Provisions from income tax	-	-

Net loss	$(34,998)	$(235,244)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average of common shares outstanding	34,300,000	34,300,000 *

* Shares adjusted as if merger occurred at beginning of period for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

[INSERT CASH FLOW RIDER HERE]

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	Three Months Ended February 29, 2008	Three Months Ended February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,998)	$(235,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income debited to note receivable	-	(2,953)
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Accounts receivable	1,387	-
Inventory	6,997	28
Prepaid expense	-	(70,300)
Other current asset	-	175,000
Accounts payable and accrued expenses	(5,389)	-
Cash used in operating activities	(32,003)	$(133,469)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Repayment of note receivable	30,000	-
Purchase of note receivable	-	(200,000)
Cash provided by (used in) investing activities	30,000	(200,000)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments on loans payable – related parties	(14,526)	(159,400)
Proceeds from loans payable and other increases – related parties	25,625
Proceeds from issuance of common stock	-	25,000
Cash provided by (used in) financing activities	11,099	(134,400)

Increase (decrease) in cash and cash equivalents	9,096	(467,869)
Cash and cash equivalents: beginning of period	8,530	606,152
Cash and cash equivalents: end of period	$17,626	$138,283

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$11,584	$-
Cash paid during the period for taxes	$-	$-
Supplemental Disclosure of Noncash Transactions:
Repayment of loan payable – related parties with Treasury Stock	$146,736	$-
Retirement of Treasury Stock	$16,370	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

Note 1	Summary of Significant Accounting Policies

Business and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ended November 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the November 30, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB filed on March 17, 2008.

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

Summary of Significant Accounting Policies (continued)

Earnings per Share
The Company has reported its earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents.

Stock options and warrants account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding. For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options and warrants with an exercise price that exceeds the average fair market value of the Company's common stock for the period.

Stock Based Compensation
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

New Accounting Pronouncements
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

Summary of Significant Accounting Policies (continued)

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

Inventory is stated at the lower of cost or market using first in, first out (FIFO) method of valuation. At February 29, 2008, components of inventories comprise of the following:

Finished goods	$174,448

Less: write down	(145,476)

Total	$28,972

Note 4	Note Receivable

On December 13, 2006, the Company loaned $200,000 to Bennoti, Inc., a privately held marketer and seller of specialty beverage products. Interest on the note accrues at 7.0% per annum and was payable together with note principal at maturity on April 1, 2007. In June 2007, the Company received a $20,000 payment for accrued interest and note principal.  Under the terms of a February 27, 2008 Settlement Agreement entered into by the Company and Bennoti, Inc.,  the Company received a $30,000 cash payment and 12,037,500 in shares of the Company’s common stock as full satisfaction of the note.

Note 5	Loans Payable - Related Parties

Loans payable at February 29, 2008 represent unsecured loans from three related parties that are repayable on demand. Interest on one loan accrues at 16.0% and interest on two loans 7.0%. On February 26, 2008, the Company made a partial repayment of $146,736 against one loan by issuing 10,830,000 shares of Company Common Stock from treasury. As of February 29, 2008, the Company owed a total of $45,602 on the loans, including $583 of accrued interest.

Note 6	Stockholders’ Equity

The Company’s authorized common equity consists of 99,000,000 shares of a single class of Common Stock, having a par value of $0.001 per share, of which 33,092,500 shares are outstanding. The holders of the Company’s Common Stock have no cumulative voting rights or preemptive rights.

Under the terms of a February 27, 2008 Settlement Agreement entered into by the Company and Bennoti, Inc. (See Note 4), the Company received 12,037,500 in shares of Company Common Stock as a partial repayment of $163,106 against the note shares are held in treasury.

On February 26, 2008, the Company issued 10,830,000 shares of Company Common Stock from treasury as a partial repayment against a related party loan and cancelled its remaining 1,207,500 treasury shares. As of February 29, 2008, no shares were held in treasury.

Note 7	Income Taxes

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at February 29, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $685,000, beginning to expire in the year 2023, that may be used to offset future taxable income.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the limited earnings history of the Company; it is more likely than not that the benefits may not be realized. Components of deferred tax assets as of February 29, 2008 are as follows:

Non current:

Net operating loss carry forward	$721,353
Valuation allowance	(721,353)
Net deferred tax asset	-

Note 8	Commitments and Contingencies

Facility leases
The Company does not lease or own any property. The Company contracts with a third party logistics company for fulfillment services and the use of warehouse space in Milford, Connecticut.

Employment agreements
The Company does not have any employment agreements.

Note 9	Going Concern

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses from operations, has a deficit in stockholders equity of $46,377 and is dependent on loans from related parties to fund cash used in operations. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Material Changes in Result of Operations

Our primary business is the marketing and sale of health and beauty care products to consumers, historically, we have used direct response television advertising to promote our sales, but we have ceased direct response television advertising due to a lack of capital. The decrease in net sales results from our inability to run direct response television advertising.

We currently have no working capital or access to credit which we need to purchase television air time and to purchase products. Our direct response sales operation requires that we use cash to purchase (up to two weeks in advance) television advertising time to run our infomercials, and to purchase, (up to eight weeks in advance) products that we sell. Until such time as we obtain sufficient working capital and credit, we do not expect to make purchases or generate direct response revenues. We are currently selling inventory to other direct marketers and repeat customers in order to generate cash flow and continue brand exposure.

Revenues

Revenues for the three months ended February 29, 2008 decreased by $10,046 or 37.1% to $17,065 from $27,111 for the corresponding period of the prior year. Revenues decreased principally because of the elimination of expenditures for promotion and advertising.

Cost of Goods Sold

Cost of goods sold for the three months ended February 29, 2008 decreased by $9,862 or 58.5% to $6,997 from $16,859 for the corresponding period of the prior year. The reduction in inventory is principally attributuable to a reduction in sales and mix of higher margined goods. Gross margins for the quarterly period ended February 29, 2008 were 59% compared to 38% for the corresponding period of the prior year.

Media Advertising

Media advertising for the three months ended February 29, 2008 decreased by $68,772 or 95.6% to $3,137 from $71,859 for the corresponding period of the prior year. This decrease resulted principally from the lack of capital to fund an advertising budget.

Selling, General & Administrative Expense

Selling, general & administrative expense decreased by $140,526 or 79.5% to $36,303 from $176,829 for the corresponding period of the prior year. The principal items which contributed to this decrease were a decrease in commercial production of $49,255 in consulting fees of $40,719, in professional fees of $9,107, office expenses of $6,920 and sales expenses of $29,688.

As a result of the foregoing, the Company’s loss from operations decreased from $238,436 to $29,372.

Other Income (Expense)

For the three months ended February 29, 2008, the Company incurred interest expense of $5,625 on a note to a related party. This compares with interest income of $3,192 for the corresponding period of the prior year.

Income Taxes

Because of net losses in both periods, no income taxes were accrued.

Net Income

Based on the foregoing, the company incurred a net loss of $34,998 for the three months ended February 29, 2008 compared to a net loss of $235,244 for the corresponding period of the prior year.

Liquidity and Capital Resources

As of February 29, 2008, the Company had cash equivalents of $17,626 and a deficit in working capital of $46,377. This compares with cash and cash equivalents of $8,530 and a deficit in working capital of $158,115 as of February 29, 2007.

Cash used in operating activities totalled $32,239 for the three months ended February 29, 2008 compared to $133,469 used in operating activities for the corresponding period of the prior year. The funds used in the current period consist of the net loss of $35,234 and changes in the current accounts of ($2,995). The funds used in the prior period consist of the net loss of $235,244 changes in the current accounts of $ 104,728, and interest income debited to a note receivable of $(2,953).

Cash flows used in investing activities totalled $30,000 for the three months ended February 29, 2008, all from the repayment of a note receivable. This compares with $200,000 used in investing activities for the corresponding period of the prior year, all from the receipt of a promissory note for each.

Cash flows from financing activities totalled $11,335 for the three months ended February 29, 2008, consisting of $5,861 of interest expense added to a promissory note and $20,000 from a loan from a related party which was partially offset by a $14,526 repayment of a loan payable to a related party. For the corresponding period of the prior year the company used $134,400 of funds for financing activities consisting of

ITEM 3.  CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within ninety days of the filing of this Report on form 10-QSB, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules (13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

On or about September 28, 2006 Avallon 7, Inc. commenced legal action against Bennoti, Inc. in the Supreme Court of the State of New York seeking judgement on the unpaid portion of a promissory note from Bennoti, Inc. to Avallon 7, Inc. A settlement on this matter was reached on February 27, 2008 whereby Bennoti paid a portion of the unpaid balance in cash and surrendered 12,037,500 shares in Latin American Telecommunications Company. A portion of these shares having been assigned to third parties in cancellation of other indebtedness.

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

LATIN AMERICAN TELECOMMUNICATIONS
VENTURE COMPANY - LATVCO.

Date: April 14, 2008	By:	/s/ David Bakhshi
David Bakhshi
Principal Executive Officer and Principal Financial Officer