Form 10QSB
period 2008-05-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2008-07-17
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	33,092,500	July _17, 2008

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2008	November 30, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,259	$8,530
Accounts receivable	2,074	3,461
Inventory (Note 3)	11,141	35,969
Note receivable (Note 4)	-	30,000
Total current assets	16,474	77,960

Total assets	$16,474	$77,960

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Loans payable - related parties (Note 5)	$43,265	$181,239
Accounts payable and accrued expenses	55,225	54,836
Total current liabilities	98,490	236,075

Commitments and contingencies (Note 8)	-	-

Stockholders' deficit (Note 6):
Common stock — $0.001 par value, 99,000,000 shares authorized: 33,092,500 and 34,300,000 shares issued outstanding as of May 31, 2008 and November 30, 2007, respectively	33,093	34,300
Treasury Stock (0 shares at May 31, 2008 and 12,037,500 shares at November 30, 2007)	-	(163,106)
Paid-in capital	702,367	717,530
Accumulated deficit	(817,476)	(746,839)
Total stockholders' deficit	(82,016)	(158,115)

Total liabilities and stockholders' deficit	$16,474	$77,960

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 AND 2007

	Three Months Ended May 31, 2008	Three Months Ended May 31, 2007	Six Months Ended May 31, 2008	Six Months Ended May 31, 2007
REVENUES

Sales	$29,001	$101,858	$46,066	$128,969
Cost of sales	10,834	42,093	17,831	58,952
Gross profit	18,167	59,765	28,235	70,017

OPERATING EXPENSES
Media advertising	6,049	83,979	9,187	155,838
Other selling, general and administrative	46,988	94,279	83,290	271,108
Merger expense	-	112,700	-	112,700
Total operating expenses	53,037	290,958	92,477	539,646
LOSS FROM OPERATIONS	(34,870)	(231,193)	(64,242)	(469,629)

OTHER INCOME (EXPENSE)
Interest expense	(770)	-	(6,395)	-
Interest income	-	3,529	-	6,721
Total other income (expense)	(770)	3,529	(6,395)	6,721
Net loss before provision for income taxes	(35,640)	(227,664)	(70,637)	(462,908)

Income taxes	-	-	-	-

NET LOSS	$(35,640)	$(227,664)	$(70,637)	$(462,908)

Net loss per common share (basic and fully diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average of common shares outstanding (basic and fully diluted)	33,092,500	33,505,435	33,673,156	33,057,692

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2008 AND 2007

	Six Months Ended May 31, 2008	Six Months Ended May 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,637)	$(462,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services		1,700
Interest income debited to note receivable	-	(6,482)
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Accounts receivable	1,387	-
Inventory	24,828	(160,694)
Prepaid expense	-	9,000
Other current asset	-	175,000
Accounts payable and accrued expenses	390	-
Cash used in operating activities	(44,032)	(387,604)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Repayment of note receivable	30,000	-
Purchase of note receivable	-	(200,000)
Cash provided by (used in) investing activities	30,000	(200,000)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments on loans payable - related parties	(19,604)	(159,400)
Proceeds from loans payable and other increases – related parties	28,365	120,000
Proceeds from issuance of common stock	-	25,000
Cash provided by (used in) financing activities	8,761	(14,400)

Decrease in cash and cash equivalents	(5,271)	(602,004)
Cash and cash equivalents: beginning of period	8,530	606,152
Cash and cash equivalents: end of period	$3,259	$4,148

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$11,613	$-
Cash paid during the period for taxes	$-	$-
Supplemental Disclosure of Noncash Transactions:
Repayment of loan payable – related parties with Treasury Stock	$146,736	$-
Retirement of Treasury Stock	$16,370	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 AND 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and six-month periods ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ended November 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the November 30, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB filed on March 17, 2008.

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
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 AND 2007

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
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 AND 2007

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
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 AND 2007

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
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 AND 2007

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (EITF No. 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF No. 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF No. 07-3 will have a material impact on its consolidated financial position, results of operations or cash flows.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 AND 2007

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF No. 07-1). EITF No. 07-1 defines collaborative arrangements and requires collaborators to present the results of activities for which they act as the principals on a gross basis and to report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF No. 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF No. 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF No. 07-1 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures are required regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact, if any, on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including the EITF) and the Securities and Exchange Commission did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 AND 2007

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
Inventory is stated at the lower of cost or market using first in, first out (FIFO) method of valuation. At May 31, 2008, components of inventories comprise of the following:

Finished goods	$156,617

Less: write down	(145,476)

Total	$11,141

Note 4	Note Receivable

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

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 AND 2007

Note 5	Loans Payable - Related Parties

Loans payable at May 31, 2008 represent unsecured loans from two related parties that are repayable on demand with interest both accruing at 7.0% per annum. On February 26, 2008, the Company made a partial repayment of $146,736 against one loan by issuing 10,830,000 shares of Company Common Stock from treasury and repaid the remaining balance with cash on March 13, 2008. As of May 31, 2008, the Company owed a total of $43,265 on the loans, including $1,324 of accrued interest.

Note 6	Stockholders’ Deficit

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

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at May 31, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $685,000, beginning to expire in the year 2023, that may be used to offset future taxable income.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 AND 2007

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the limited earnings history of the Company; it is more likely than not that the benefits may not be realized. Components of deferred tax assets as of May 31, 2008 are as follows:

Non current:

Net operating loss carry forward	$294,291
Valuation allowance	(294,291)
Net deferred tax asset	-

Note 8	Commitments and Contingencies

Facility leases
The Company does not lease or own any property. The Company contracts with a third party logistics company for fulfillment services and the use of warehouse space in Milford, Connecticut.

Employment agreements
The Company does not have any employment agreements.

Note 9	Going Concern

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses from operations, has a deficit in stockholders equity of $82,016 and is dependent on loans from related parties to fund cash used in operations. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Revenues

Revenues for the three months ended May 31, 2008 decreased by $72,857 or 71.5% to $29,001 from $101,858 for the corresponding period of the prior year. Revenues for the six months ended May 31, 2008 decreased by $82,903 or 64.3% to $46,066 from $128,969 for the corresponding period of the prior year. Revenues decreased principally because of the elimination of expenditures for promotion and advertising.

Cost of Sales

Cost of sales for the three months ended May 31, 2008 decreased by $31,259 or 74.3% to $10,834 from $42,093 for the corresponding period of the prior year. Cost of sales for the six months ended May 31, 2008 decreased by $41,121 or 69.8% to $17,831 from $58,952 for the corresponding period of the prior year. The reduction in inventory is principally attributable to a reduction in sales and mix of higher margined goods. Gross margins for the quarterly period ended May 31, 2008 were 62.6% compared to 58.7% for the corresponding period of the prior year. Gross margins for the six months ended May 31, 2008 were 61.3% compared to 54.3% for the corresponding period of the prior year. Gross margins were higher during the three and six month periods ended May 31, 2008 due in part to sales of certain products that are carried at relatively lower costs as a result of inventory valuation reserves having been established in the quarter ended November 30, 2007.

Media Advertising

Media advertising for the three months ended May 31, 2008 decreased by $77,930 or 92.8% to $6,049 from $83,979 for the corresponding period of the prior year. Media advertising for the six months ended May 31, 2008 decreased by $146,651 or 94.1% to $9,187 from $155,838 for the corresponding period of the prior year. The decreases resulted principally from the lack of capital to fund an advertising budget.

Other Selling, General and Administrative Expense

Other selling, general and administrative expense for the three months ended May 31, 2008 decreased by $47,291 or 50.2% to $46,988 from $94,279 for the three months ended May 31, 2007. Other selling, general and administrative expense for the six months ended May 31, 2008 decreased by $187,818 or 69.3% to $83,290 from $271,108 for the corresponding period of the prior year. Other selling, general and administrative expenses decreased in connection with the reduction in media advertising and management’s efforts to conserve working capital..

As a result of the foregoing, the Company’s loss from operations decreased from $231,193 to $34,870 for the three months ended May 31, 2008 and from $469,629 to $64,242 for the six months ended May 31, 2008.

Other Income (Expense)

For the three and six months ended May 31, 2008, the Company incurred interest expense of $770 and $6,395 on a note to a related party. This compares with interest income of $3,529 and $6,721 for the corresponding periods of the prior year.

Income Taxes

Because of net losses in both periods, no income taxes were accrued.

Net Income

Based on the foregoing, the company incurred a net loss of $35,640 for the three months ended May 31, 2008 compared to a net loss of $227,664 for the corresponding period of the prior year and a net loss of $70,637 for the six months ended May 31, 2008 compared to a net loss of $462,908 for the six months ended May 31, 2007.

Liquidity and Capital Resources

As of May 31, 2008, the Company had cash equivalents of $3,259 and a deficit in working capital of $82,016. This compares with cash and cash equivalents of $8,530 and a deficit in working capital of $158,115 as of November 30, 2007.

Cash used in operating activities totaled $44,032 for the six months ended May 31, 2008 compared to $387,604 used in operating activities for the corresponding period of the prior year. The funds used in the current period consist of the net loss of $70,637 and increases in the current accounts of $26,605. The funds used in the prior period consisted primarily of the net loss of $462,908 and increases in the current accounts of $23,306.

Cash flows provided by investing activities totaled $30,000 for the six months ended May 31, 2008, all from the repayment of a note receivable. This compares with $200,000 used in investing activities for the corresponding period of the prior year, all from the receipt of the Bennoti, Inc. promissory note.

Cash flows from financing activities totaled $8,761 for the six months ended May 31, 2008, consisting of net borrowings under loans payable to a related parties. For the corresponding period of the prior year the company used $14,400 of funds for financing activities consisting of $39,400 in net repayments of related party loans and $25,000 in proceeds received from issuance of common stock.

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

LATIN AMERICAN TELECOMMUNICATIONS
VENTURE COMPANY - LATVCO.

Date: July 17, 2008	By:	/s/ David Bakhshi
David Bakhshi
Principal Executive Officer and Principal Financial Officer