Form 10QSB
period 2008-08-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2008-10-16
CIK 894558

87

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	33,092,500	October_10, 2008

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2008	November 30, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,345	$8,530
Accounts receivable	1,436	3,461
Inventory (Note 3)	11,141	35,969
Note receivable (Note 4)	-	30,000
Total current assets	13,922	77,960

Total assets	$13,922	$77,960

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Loans payable - related parties (Note 5)	$44,005	$181,239
Accounts payable and accrued expenses	75,656	54,836
Total current liabilities	119,661	236,075

Commitments and contingencies (Note 8)	-	-

Stockholders' deficit (Note 6):
Common stock — $0.001 par value, 99,000,000 shares authorized: 33,092,500 and 34,300,000 shares issued outstanding as of August 31, 2008 and November 30, 2007, respectively	33,093	34,300
Treasury Stock (0 shares at August 31, 2008 and 12,037,500 shares at November 30, 2007)	-	(163,106)
Paid-in capital	702,367	717,530
Accumulated deficit	(841,199)	(746,839)
Total stockholders' deficit	(105,739)	(158,115)

Total liabilities and stockholders' deficit	$13,922	$77,960

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2008 AND
2007

	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007	Nine Months Ended August 31, 2008	Nine Months Ended August 31, 2007
REVENUES:
Sales	$3,888	$33,809	$49,954	$162,778
Cost of sales	-	9,280	24,828	68,232
Gross profit	3,888	24,529	25,126	94,546

OPERATING EXPENSES:
Media advertising	3,116	12,983	12,303	168,820
Other selling, general and administrative	23,755	52,108	100,048	323,217
Merger expense	-	-	-	112,700
Total operating expenses	26,871	65,091	112,351	604,737
LOSS FROM OPERATIONS	(22,983)	(40,562)	(87,225)	(510,191)

OTHER INCOME (EXPENSE):
Interest expense	(741)	(3,634)	(7,136)	(3,634)
Interest income	-	3,356	-	10,077
Total other income (expense)	(741)	(278)	(7,136)	6,443
Net loss before income taxes	(23,724)	(40,840)	(94,361)	(503,748)
Income taxes	-	-	-	-

NET LOSS	$(23,724)	(40,840)	(94,361)	$(503,748)

Net loss per common share (basic and fully diluted)	$(0.00)	(0.00)	(0.00)	$(0.02)

Weighted average of common shares outstanding (basic and fully diluted)	33,092,500	34,300,000	33,478,900	33,474,818

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2008 AND 2007

	Nine Months Ended August 31, 2008	Nine Months Ended August 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,361)	$(503,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services		1,700
Interest income debited to note receivable	-	(2,550)
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Accounts receivable	2,025	(2,455)
Inventory	24,828	(152,754)
Prepaid expense	-	9,000
Other current asset	-	175,000
Accounts payable and accrued expenses	20,820	53,766
Cash used in operating activities	(46,688)	$(422,041)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Repayment of note receivable	30,000	12,712
Purchase of note receivable	-	(200,000)
Cash provided by (used in) investing activities	30,000	(187,288)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments on loans payable - related parties	(19,604)	(169,400)
Proceeds from loans payable and other increases - related parties	29,136	147,634
Proceeds from issuance of common stock	-	25,000
Cash provided by (used in) financing activities	9,531	3,234

Decrease in cash and cash equivalents	(7,156)	(606,095)
Cash and cash equivalents: beginning of period	8,530	606,152
Cash and cash equivalents: end of period	$1,374	$57

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$11,644	$2,205
Cash paid during the period for taxes	$-	$-
Supplemental Disclosure of Noncash Transactions:
Repayment of loan payable - related parties with Treasury Stock	$146,736	$-
Retirement of Treasury Stock	$16,370	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2008 AND 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and nine-month periods ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ended November 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the November 30, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB filed on March 17, 2008.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 had no material impact on our financial condition or results of operations.

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

In June 2007, the American Institute of Certified Public Accountants’ (“AICPA”) Accounting Standards Executive Committee issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007. However, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date, prohibiting early adoption of SOP 07-1, and addressed implementation issues.

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

Other recent accounting pronouncements issued by the FASB (including the EITF), the AICPA, and the Securities and Exchange Commission did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

Inventory is stated at the lower of cost or market using first in, first out (FIFO) method of valuation. At August 31, 2008, components of inventories comprise of the following:

Finished goods	$161,355

Less: write down	(150,214)

Total	$11,141

Note 4	Note Receivable

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

Loans payable at August 31, 2008 represent unsecured loans from two related parties that are repayable on demand with interest both accruing at 7.0% per annum. On February 26, 2008, the Company made a partial repayment of $146,736 against one loan by issuing 10,830,000 shares of Company Common Stock from treasury and repaid the remaining balance with cash on March 13, 2008. As of August 31, 2008, the Company owed a total of $44,005 on the loans, including $2,034 of accrued interest.

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

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at August 31, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $685,000, beginning to expire in the year 2023, that may be used to offset future taxable income.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the limited earnings history of the Company; it is more likely than not that the benefits may not be realized. Components of deferred tax assets as of August 31, 2008 are as follows:

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

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses from operations, has a deficit in stockholders equity of $105,739 and is dependent on loans from related parties to fund cash used in operations. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Revenues

Revenues for the three months ended August 31, 2008 decreased by $29,921 or 89% to $3,888 from $33,809 for the corresponding period of the prior year. Revenues for the nine months ended August 31, 2008 decreased by $112,824 or 69% to $49,954 from $162,778 for the corresponding period of the prior year. Revenues decreased principally because of the elimination of expenditures for promotion and advertising.

Cost of Sales

Cost of sales for the three months ended August 31, 2008 decreased by $9,280 or 100% to $0 from $9,280 for the corresponding period of the prior year. Cost of sales for the nine months ended August 31, 2008 decreased by $43,404 or 64% to $24,828 from $68,232 for the corresponding period of the prior year. The reduction in inventory is principally attributable to a reduction in sales and mix of higher margined goods. Gross margins for the quarterly period ended August 31, 2008 were 100% compared to 73% for the corresponding period of the prior year. Gross margins for the nine months ended August 31, 2008 were 64% compared to 58% for the corresponding period of the prior year. Gross margins were higher during the three month period ended August 31, 2008 due in part to sales of certain products that are carried at relatively lower costs as a result of inventory valuation reserves having been established in the quarter ended November 30, 2007.

Media Advertising

Media advertising for the three months ended August 31, 2008 decreased by $9,867 or 76.0% to $3,116 from $12,983 for the corresponding period of the prior year. Media advertising for the nine months ended August 31, 2008 decreased by $156,517 or 92.7% to $12,303 from $168,820 for the corresponding period of the prior year. The decreases resulted principally from the lack of capital to fund an advertising budget.

Other Selling, General and Administrative Expense

Other selling, general and administrative expense for the three months ended August 31, 2008 decreased by $28,353 or 54.4% to $23,755 from $52,108 for the three months ended August 31, 2007. Other selling, general and administrative expense for the nine months ended August 31, 2008 decreased by $223,169 or 69.0% to $100,048 from $323,217 for the corresponding period of the prior year. Other selling, general and administrative expenses decreased in connection with the reduction in media advertising and management’s efforts to conserve working capital.

As a result of the foregoing, the Company’s loss from operations decreased from $40,562 to $22,983 for the three months ended August 31, 2008 and from $510,191 to $87,225 for the nine months ended August 31, 2008.

Other Income (Expense)

For the three and nine months ended August 31, 2008, the Company incurred interest expense on notes to related parties of $741 and $7,136, respectively, as compared to $3,634 and $3,634 for the three and nine months ended August 31, 2007, respectively. For the three and nine months ended August 31, 2008, the Company earned interest income on the Bennoti, Inc. promissory note of $0 and $0, respectively, as compared to $3,356 and $10,077 for the three and nine months ended August 31, 2007, respectively.

Income Taxes

Because of net losses in both periods, no income taxes were accrued.

Net Income

Based on the foregoing, the Company incurred a net loss of $23,724 for the three months ended August 31, 2008 compared to a net loss of $40,840 for the corresponding period of the prior year and a net loss of $94,361 for the nine months ended August 31, 2008 compared to a net loss of $503,748 for the nine months ended August 31, 2007.

Liquidity and Capital Resources

As of August 31, 2008, the Company had cash equivalents of $1,374 and a deficit in working capital of $105,740. This compares with cash and cash equivalents of $8,530 and a deficit in working capital of $158,115 as of November 30, 2007.

Cash used in operating activities totaled $46,688 for the nine months ended August 31, 2008 compared to $422,041 used in operating activities for the corresponding period of the prior year. The funds used in the current period consist of the net loss of $94,361 partially offset by a $24,828 decrease in accounts receivable and $20,820 increase in accounts payable and accrued expenses. Our cash flow used in operation in the prior period is primarily attributable to the net loss of $503,748 and a $152,754 increase in our inventory, partially offset by a $53,766 increase in accounts payable and accrued expenses and a $175,000 reduction in other current assets for drawing down on our funds held in a non-interest bearing escrow account for the payment of legal and consulting fees for the April 13, 2007 Share Exchange Agreement with Avallon.

Cash flows provided by investing activities totaled $30,000 for the nine months ended August 31, 2008, all from the repayment of a note receivable. This compares with $200,000 used in investing activities for the corresponding period of the prior year, all from the receipt of the Bennoti, Inc. promissory note.

Cash flows from financing activities totaled $9,531 for the nine months ended August 31, 2008, consisting of net borrowings under loans payable to related parties. For the corresponding period of the prior year the Company’s financing activities provided $3,234, which consisted of $25,000 in cash collected for a common stock subscription receivable offset by $21,766 in net repayments on the loans payable - related parties.

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

LATIN AMERICAN TELECOMMUNICATIONS
VENTURE COMPANY - LATVCO.

Date: October 10, 2008	By:	/s/ David Bakhshi
David Bakhshi
Principal Executive Officer and Principal Financial Officer