Form 10-K
period 2008-11-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2009-03-26
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 033-55254-40

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY

(Exact name of registrant specified in its charter)

Nevada	87-0485311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 Marcus Avenue, #C129, Lake Success, New York 11042

(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:    (516) 775-7775

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     ☐     No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes     ☐     No     ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.                Yes     ☒     No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                              ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)
Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No     ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008 was estimated at $15,000. There was no established trading market in our common equity at that date.  Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 28, 2009 was 33,092,500.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws.  These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our activities and results, our intentions and strategies, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations.  These statements are subject to risks and uncertainties that could cause actual results and events to differ materially.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “LATVCO” refer to Latin American Telecommunications Venture Company, a Nevada corporation, and its wholly-owned subsidiary.

PART I

Item 1.	Business

General

Our business is the marketing and sale, as a distributor or representative of third party manufacturers, of health and beauty care products, both branded and private label, to consumers. We utilize a direct response retail marketing model to distribute product lines that we represent.

Our executive offices are located at 1981 Marcus Avenue, Suite C129, Lake Success, New York 11042 and our telephone number is (516) 775-7775.

History and Organizational Structure

We were incorporated in the State of Nevada under the name Compu-Graphics, Ltd. on July 26, 1990.  In December 1997, we changed our name to Latin American Telecommunications Venture Company – LATVCO.  From inception through April 2007 we were a blank check company and conducted no operations other than seeking opportunities to acquire an operating business.

Effective as of April 13, 2007, we acquired all of the issued and outstanding shares of Avallon 7, Inc. (“Avallon”) in exchange for the issuance of 30,000,000 shares representing 87.5% of our outstanding common stock (the “Acquisition”).  Avallon was formed in August 2006 to market products in the health and beauty care industry.  Following the Acquisition, we adopted the business plan of Avallon and conduct our operations exclusively through Avallon.

Products

At November 30, 2008, we were representing no product lines but were seeking to develop or acquire rights to new or complementary products that have the attributes and meet the criteria that we believe are necessary to our business model.  In evaluating new products, we focus on several factors including the potential market for the product, our ability to capture market share and/or expand that market, the extent to which we can use our transactional marketing advertising expertise to build the brand and create consumer demand, and whether the product would ultimately lend itself to mass-market retail distribution.

We previously marketed selected health and beauty care products pursuant to distribution arrangements with both Inversion Laboratories BVBA and International Manufacturers of Cosmetics CC.  Both of those distribution arrangements were terminated and we have sold or written off our remaining inventories of products and no longer distribute the products of those companies.

Product Sales, Distribution and Marketing

Our marketing strategy is to use a variety of direct response programs to market products and use distribution through mass retailers and catalogs to expand sales. The direct response campaigns use a combination of Internet media, print publications and infomercial airings on national cable and select broadcast media. We plan to develop advertisements that target key demographic markets for products. In addition, depending upon the products represented, we may develop one and two-minute infomercials that will be used to test media and for the initial marketing launch and may develop 28-minute infomercials that more fully demonstrate products to drive direct response marketing sales program. Retail accounts will be targeted both regional and national levels depending on product roll out and class of trade pricing strategies.

Our customer base will consist primarily of U.S. consumers who purchase our products directly from us, retailer or consumer product catalogs. The direct response element may include soft and hard sell programs and continuity programs for all the products. Our retail targets may include the different classes of trade, including Chain Drug, Grocery, Mass merchants and specialty markets and clubs.

Order fulfillment has historically been handled through a combination of third party fulfillment providers and in-house capabilities involving inventory warehousing, order processing, shipping, tracking and customer service.  Where third party services are utilized, we expect to pay fixed fees for those services.

Competition

The health and beauty care products market is highly competitive.  We will compete with distributors and representatives of competing products, with manufacturers that market directly and with retail outlets, many of which are, or will be, substantially larger that are we and have substantially greater resources.  We attempt to seek distribution relationships based on quality and price of products and to distinguish our products from other competing health and beauty care products by marketing any of our products’ specific unique features and benefits that are backed by scientific studies and validated by before-and-after and user testimonials.  We also may use a value-oriented pricing strategy to position products versus other products currently on the market.

Pricing

Subject to specific terms on which we may obtain product distribution rights, our pricing strategy is to position our products competitively with competing products taking into account our products’ unique and differentiated features and benefits.  We anticipate that many of the products we distribute will, as a condition of our distribution rights, impose certain minimum product pricing.

Employees

As of March 1, 2009, we had no full-time employees and members of management provided services on an as needed basis. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

We do not presently maintain any physical facilities but members of management provide use of office space in Lake Success, New York on an as needed basis.  Management anticipates that our available space will be sufficient for the foreseeable future.  We may, however, be required to seek additional space or comparable services for warehousing and order fulfillment based on products that we may represent in the future.

Item 3.	Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business.  As of March 1, 2009, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “LTTV.”  Trading in our common stock is sporadic and there is no established trading market.

At March 1, 2009, the last sales price of the common stock on the OTCBB was $0.05.

Holders

As of March 1, 2009, there were approximately 363 record holders of our common stock.

Dividends

We have not paid any dividends on our common stock in the past and the payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant by the Board of Directors.

Item 6.	Selected Financial Data

Not applicable.

Item7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since our acquisition of Avallon 7, Inc. in April 2007, our operations have been focused on development and execution of the business of Avallon 7.

Avallon 7 was created in August 2006 to market and sell health and beauty care products, both branded and private label, to consumers. We believe that the market for health and beauty care products offers opportunities for new and unique products, with their efficacy backed by scientific clinical work and before-and-after testimonials. We are positioning our business to fill the demand for these types of product by using an integrated direct response and retail marketing model. Management seeks to identify new innovative health and beauty care products, negotiate exclusive distribution rights, and use proven direct response marketing tools such as television infomercials, print advertising and e-commerce to bring the products to market.

Our core competency and focus is selling and marketing strategies for health and beauty care products. Our initial focus was the identification of suitable products, negotiation of acceptable distribution and fulfillment agreements and development of a marketing strategy for those products.  To that end, we entered into two separate exclusive distribution agreement pursuant to which were granted exclusive territorial marketing rights for the product lines of two manufacturers of health and beauty care products.

In February 2007, we began marketing our first product by purchasing national media airtime to broadcast a short form television infomercial that was produced specifically for the product. Management found the initial results to be promising and planned to expand the frequency of the infomercial broadcasts.

Despite the initial favorable marketing results enjoyed, both of our initial distribution agreements have been terminated and, during 2008, we focused on selling the remaining inventory of products held.  All unsold inventory has been written off.

At November 30, 2008, we were actively seeking opportunities to distribute health and beauty care products that meet our criteria with a view to rolling out a direct marketing program to both U.S. markets and international markets.

Results of Operations

Sales Revenues

Our sales revenues totaled $56,228 during the year ended November 30, 2008, a 67.7% decrease from sales of $173,922 during the prior fiscal year.  The decrease in sales revenues was primarily attributable to the lack of funding to support our marketing efforts and the termination of our distribution agreements which left us with no product line under our representation at year-end.  During fiscal 2008 we sold or wrote off all remaining product inventory we had on hand.  Until we make suitable arrangements to distribute other product lines, we have no immediately foreseeable sales revenue.

Cost of Sales

Our cost of sales totaled $35,968, or 63.9% of sales, for the year ended November 30, 2008, an 83.6% decrease from cost of sales of $219,840, or 126.4% of sales, during the prior fiscal year.  The decrease in cost of sales was primarily attributable to lower sales volumes and inventory write-downs during fiscal 2007.

Operating Expenses

Our operating expenses totaled $102,994 during the year ended November 30, 2008, an 84.0% decrease from operating expenses of $643,149 during the prior fiscal year.  The decrease in operating expenses was attributable to a combination of (1) a 95% decline in media advertising expense, (2) a 72% decline in selling, general and administrative expenses and (2) the incurrence of $87,700 of non-recurring merger expense during the prior year.  The declines in media advertising and SG&A expense reflects the lack of funding to support our marketing plans and termination of our distribution agreements and sell down of product inventory and the resulting reduction in scale of operations.

Interest Income (Expense), Net

During the year ended November 30, 2008, we reported interest expense of $8,059 as compared to net interest income of $3,606 during the prior fiscal year.  The adverse change in net interest was attributable to the reductions in our cash balances and notes receivable held.

Liquidity and Capital Resources

Liquidity and Capital Resources.

At November 30, 2008, we had no cash and a working capital deficit of $102,172 compared to a cash balance of $8,530 and a working capital deficit of $158,115 at November 30, 2007.  The increase in working capital during the period was primarily attributable to the conversion of $146,736 of loans to 10,830,000 shares of common stock.

Cash Flows.

Operations used cash during fiscal 2008 totaling $66,061 as compared to $624,640 of cash used by operations during fiscal 2007.  The change in operating cash flows was principally attributable to the larger loss incurred during fiscal 2007.

Investing activities provided $30,000 during fiscal 2008 compared to $12,288 used during fiscal 2007.  The funds provided by investing activities during fiscal 2008 were attributable to the receipt of funds from a note receivable.  Funds used in investing activities during fiscal 2007 were attributable to the purchase of a note receivable in the amount of $200,000 partially offset by repayments on that note and release of funds from escrow from Avallon.

Financing activities provided $27,531 during fiscal 2008, consisting of loans from affiliates partially offset by repayments of affiliate loans.  Financing activities provided $39,306 during fiscal 2007, consisting of $25,000 from the sale of common stock and loans from affiliates of partially offset by repayments of affiliate loans.

Settlement of Note Receivable and Equity Transactions

In December 2006, we loaned $200,000 to an unaffiliated company.  The note receivable with respect to that loan accrued interest at 7% per annum and was due in full on April 1, 2007 and included a right on our part to convert that note, in part or in whole, into shares of common stock of the borrower.  In June 2007, the borrower made a partial payment of $20,000 on the note and in February 2008, we entered into a settlement with the borrower pursuant to which the borrower paid to us $30,000 and surrendered to us 12,037,500 shares of common stock in full payment of the note.

During fiscal 2008, we entered into a separate settlement agreement with Goli Shares, LLC, an affiliate of the Company, whereby we agreed to issue 10,830,000 of the shares received in settlement of the note receivable in settlement of loans totaling $146,736 and to cancel the remaining 1,207,500 shares received in the settlement.

Long-Term Liabilities.

At November 30, 2008, we had no long-term liabilities.

Capital Expenditures and Commitments.

During fiscal 2008, we made no capital expenditures.  At November 30, 2008 we had no commitments to make capital expenditures and had no contractual obligations with fixed payments.

Capital Requirements

Our ability to achieve a profitable level of operations depends in large upon the overall market acceptance of our products. There can be no assurance that we will achieve profitable operations. We currently have no cash on hand and are dependent upon our officers and shareholders to provide funding to support operations for the foreseeable future. In order to effectively commence the marketing of any new products that we may represent, it will be necessary for affiliated shareholders to continue to fund those efforts and it may be necessary to seek additional financing from outside investors. There can be no assurance that we will be able to secure additional debt or equity financing or that such financing will be available on favorable terms.

The independent auditor’s report on our November 30, 2008 financial statements included in this Form 10-K states that our company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at November 30, 2008.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our financial statements appear immediately after the signature page of this report.  See “Index to Financial Statements” on page 13 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Previously disclosed.  See Form 8-K, filed May 5, 2008.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of November 30, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 30, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of our internal control over financial reporting as of November 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.  Based on our assessment of those criteria, management believes that the company maintained effective internal controls over financial reporting as of November 30, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names, ages and offices of the present executive officers and directors of the Company.  The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

Name	Age	Position

David Bakhshi	47	President, Chief Executive Officer and Director
Thomas Calabro	61	Chief Financial Officer and Director

The following is a biographical summary of the business experience of the present directors and executive officers of the Company:

David Bakhshi has served as our President, Chief Executive Officer and Director since the acquisition of Avallon in April 2007.  Mr. Bakhski founded Avallon and has served as President and Director of Avallon since inception in August 2006 and as president of Ameritrust Mortgage Bankers, Inc., a firm specializing in marketing residential mortgage products, for over a decade.

Thomas Calabro has served as our Chief Financial Officer and a Director since April 13, 2007.  Since 2006, Mr. Calabro has served as Director of Operations for Ameritrust Mortgage Bankers, Inc. Previously, Mr. Calabro was senior vice president, residential lending for USA Bank in 2006. From 1997 to 2006, Mr. Calabro served as Vice President and had a broad range of operational responsibilities for USA Mortgage Bankers of America, Inc.

The Company’s directors serve for a term of one year or until their successors are elected by the shareholders.  The Company’s executive officers are elected by our board of directors and serve terms of one year or until their death, resignation or removal by the board of directors.

There are no family relationships among our officers or directors.

None of our officers or directors are, or have been, party to any legal proceedings of the nature described in Regulation S-K Item 401(f).

Board Committees

The Company does not currently maintain any committees of its board of directors and, accordingly, has no audit committee financial expert.

Compliance with Section 16(a) of Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any person holding more than ten percent of our Common Stock are required to report their initial ownership of common stock and any subsequent changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2008.  To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2008. In making these disclosures, we relied solely on copies of reports filed with the SEC.

Code of Ethics

Due to the small size of our company and management team and board, we have not yet adopted a Code of Ethics.  We intend to adopt a Code of Ethics, as well as a Code of Business Ethics for our CEO and Senior Financial Officers, at such time as the scope of our operations merit such.

Item 11.	Executive Compensation

We paid no compensation of any nature to any of our executive officers or directors during the year ended November 30, 2008 or any of the three years then ended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 9, 2009, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known by us to be the owner of more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Class
David Bakhshi	5,055,000	15.3%
Victoria Movtady (3)	9,360,000	28.3%
Aaron Movtady (4)	6,255,000	18.9%
Vista Consulting (5)	1,700,000	5.1%
Thomas Calabro	600,000	1.8%
All directors and officers as a group (2 persons)	5,655,000	18.1%

(1)
Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of March 9, 2009.  Unless otherwise noted, the address of each 5% shareholder is 1981 Marcus Avenue, #C129, Lake Success, New York.

(2)
The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)
Includes (i) 1,470,000 shares held by Victoria Movtady as custodian for Lawrence Movtady, (ii) 1,470,000 shares held by Victoria Movtady as custodian for Arieh Movtady, and (iii) 6,420,000 shares held by Goli Shares LLC.  Victoria Movtady holds voting and dispositive rights with respect to all shares held by Goli Shares LLC.  The ownership rights to all shares indicated as held by Victoria Movtady were acquired pursuant to the terms of a settlement agreement and transfer of the shares of record remains pending.   Mrs. Movtady and family may be deemed to control the company.

(4)	Includes 1,200,000 shares held directly by Mr. Movtady and 5,055,000 shares held by Havemeyer Ave, LLC over which Mr. Movtady holds voting and dispositive rights.

(5)	To the Company’s knowledge, Michael Reed holds voting and dispositive rights with respect to shares held of record by Vista Consulting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During fiscal years 2007 and 2008, family members, and entities controlled by family members, of Victoria Movtady, and Ameritrust Mortgage Company, an entity controlled by David Bakhshi and Thomas Calabro, the principal officers of the company, loaned to us funds to support our operations.

At November 30, 2008, $21,530 was owed to Paul Maroof, a shareholder of the company and member of the family of Victoria Movtady, and $35,899 was owed to Ameritrust Mortgage Company.  Those loans are unsecured, bear interest at 7% per annum and have no definitive payment terms.

At November 30, 2007, $20,127 was owed to Mr. Maroof and $161,112 was owed to Goli Shares, LLC, a company controlled by Victoria Movtady.    The loan from Goli Shares, LLC accrued interest at 16% and the loan from Mr. Maroof accrued interest at 7%.  The loans were unsecured and had no other definitive payment terms.

In February 2008, $146,736 of the loans from Goli Shares, LLC were converted into 10,830,000 shares of our common stock.  In March 2008, the balance of that loan was repaid in cash.

Item 14.	Principal Accountant Fees and Services

The following table presents fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the years ended November 30, 2008 and 2007 and fees billed for other services rendered by that firm during those periods.

	2008	2007
Audit fees (1)	$10,000	$10,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$10,000	$10,000

(1)
Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by in connection with statutory and regulatory filings or engagements.

We do not maintain an Audit Committee.  The policy of our board is to pre-approve all audit and non-audit services provided by the independent auditors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements. See “Index to Financial Statements” on page 13 of this report.

2.	Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.1	Share Exchange Agreement, dated April 13, 2007, by and among Latin American Telecommunications Venture Company – LATVCO, Avallon 7, Inc., and the stockholders of Avallon 7, Inc.	8-K	4/13/07	2.1

3.1	Amended and Restated	8-K	12/5/97	3.1

3.2	Certificate of Decrease and Increase in Authorized Shares	8-K	12/5/97	3.2

3.3	Amended Bylaws	8-K	12/5/97	3.3

31.1	Section 302 Certification of CEO				X

31.2	Section 302 Certification of CFO				X

32.1	Section 906 Certification of CEO				X

32.2	Section 906 Certification of CFO				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATIN AMERICAN TELECOMMUNICATIONS
Dated: March 26, 2009	VENTURE COMPANY – LATVCO

	By:	/s/ David Bakhski
David Bakhski
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Bakhski	Chairman, Chief Executive Officer, President	March 26, 2009
David Bakhshi	And Director (Principal Executive Officer)

/s/ Thomas Calabro	Chief Financial Officer and Director	March 26, 2009
Thomas Calabro	(Principal Financial Officer

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Latin American Telecommunications Venture Company - LATVCO.

We have audited the accompanying consolidated balance sheets of Latin American Telecommunications Venture Company - LATVCO., as of November 30, 2008 and 2007 and the related consolidated statements of losses, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company - LATVCO. as of November 30, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the consolidated financial statements, the Company does not have assets or sources of revenue, which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Leger & Co., L.L.P.

March 24, 2009
Houston, Texas

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2008 AND 2007

	2008	2007

ASSETS

Current assets:

Cash and cash equivalents	$-	$8,530
Accounts receivable	-	3,461
Inventory (Note 3)	-	35,969
Note receivable (Note 4)	-	30,000
Total current assets	-	77,960

Total assets	$-	$77,960

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Loans payable - related parties (Note 6)	$54,500	$173,705
Accounts payable and accrued expenses	47,672	62,370
Total current liabilities	102,172	236,075

Commitments and contingencies (Note 9)	-	-

Stockholders' equity (deficiency) (Note 7):
Common stock	33,093	34,300
Treasury stock	-	163,106
Paid-in capital	702,367	717,530
Accumulated deficit	(837,632)	(746,839)
Total stockholders' equity (deficiency)	(102,172)	(158,115)

Total liabilities and stockholders' equity (deficiency)	$-	$77,960

The accompanying notes are an integral part of these consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO
CONSOLIDATED STATEMENT OF LOSSES
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	Year Ended November 30, 2008	Year Ended November 30, 2007

Net sales	$56,228	$173,922
Cost of sales	35,968	219,840
Gross profit (loss)	20,260	(45,918)

Operating expenses:
Media advertising	11,699	225,607
Other selling, general and administrative	91,295	329,842
Merger expense	-	87,700
Total operating expenses	102,994	643,149

Loss from operations	(82,734)	(689,067)

Other income (expense):
Interest expense	(8,059)	(9,739)
Interest income	-	13,345
Total other (expense) income	(8,059)	3,606

Net loss before income taxes	(90,793)	(685,461)
Provisions from income tax	-	-

Net loss	$(90,793)	$(685,461)

Net loss per common share (basic and diluted)	$(0.00)	$(0.02)

Weighted average of common shares outstanding	33,382,828	33,680,548

The accompanying notes are an integral part of these consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	Number of Shares of Common Stock	Common Stock Amount	Treasury Stock	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance at November 30, 2006	100,000,000	$10,000	$-	$740,130	$(25,000)	$(61,378)	$663,752

Collection of subscription	-	-	-		25,000		25,000

Shares returned in reverse merger on April 13, 2007	(100,000,000)	(10,000)	-	10,000			-

Shares issued in reverse merger on April 13,2007	32,600,000	32,600	-	(32,600)			-

Shares issued at $0.001 to consultant for services	1,700,000	1,700	-				1,700

Acquisition of treasury shares	-	-	(163,106)			-	(163,106)

Net loss	-	-		-	-	(685,461)	(685,461)

Balance at November 30, 2007	34,300,000	$34,300	$(163,106)	$717,530	$-	$(746,839)	$158,115

Treasury shares issued to repay loan payable – related party (Note 4)	-	-	146,736	-	-	-	146,736

Cancellation of treasury shares	(1,207,500)	(1,207)	16,370	(15,163)	-	-	-

Net loss	-	-	-	-	-	(90,793)	(90,793)

Balance at November 30, 2008	33,092,500	$33,093	$-	$702,367	$-	$(837,632)	$(102,172)

The accompanying notes are an integral part of these consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	Year Ended November 30, 2008	Year Ended November 30, 2007
Cash flows from operating activities:
Net loss	$(90,793)	$(685,461)
Adjustments to reconcile net loss to net cash used in operating activities:

Inventory obsolescence charge	18,138	148,078
Issuance of common stock for services	-	1,700
Interest income debited to note receivable	-	(5,819)
Interest expense credited to note payable	-	7,533
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,461	(3,461)
Decrease (increase) in inventory	17,831	(151,046)
Decrease in prepaid expenses	-	9,000
(Decrease) increase in accounts payable	(14,698)	54,836
Cash used in operating activities	(66,061)	(624,640)

Cash flows from investing activities:
Purchase of note receivable	-	(200,000)
Proceeds from repayment of note receivable	30,000	12,712
Payments held in escrow for business acquisition	-	175,000
Cash provided by (used in) investing activities	30,000	(12,288)

Cash flows from financing activities:
Proceeds from loans payable – related parties	34,500	181,500
Repayments of loans payable – related parties	(6,969)	(167,194)
Proceeds from issuance of common stock	-	25,000
Cash provided by financing activities	27,531	39,306

Decrease in cash and cash equivalents	(8,530)	(597,622)
Cash and cash equivalents: beginning of year	8,530	606,152
Cash and cash equivalents: end of year	$2,205	$8,530

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,576	$2,205
Cash paid for taxes	-	-

Supplemental Disclosure of Noncash Transactions:
Repayment of loan payable – related party with Treasury Stock	$146,736	$-
Retirement of Treasury Stock	16,370	-

The accompanying notes are an integral part of these consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

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

The Company has adopted a fiscal year end of November 30.

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

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts receivable to reduce amounts to their estimated realizable value. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. There were no allowances established at November 30, 2008.

Concentration of Credit Risk
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Note 1	Summary of Significant Accounting Policies (continued)

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

Advertising Costs
The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred.  The Company incurred$11,699 and $225,607 in advertising costs for the years ended November 30, 2008 and 2007.

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

Research and Development
The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the years ended November 30, 2008 and 2007.

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

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Note 1	Summary of Significant Accounting Policies (continued)

Stock Based Compensation
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested for the years ended November 30, 2008 and 2007.

New Accounting Pronouncements
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
In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its financial position, results of operations or cash flows.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Note 1	Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements  (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on September 1, 2009, and earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 will have a material effect on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

Reclassification

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Note 2	Acquisition and Capital Structure

On April 13, 2007, Avallon entered into a Share Exchange Agreement ("the Exchange") with LATVCO, an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, Avallon was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Avallon's capital structure.

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

Inventory is stated at the lower of cost or market using first in, first out (FIFO) method of valuation. At November 30, 2008, components of inventories comprise of the following:

Finished goods	$18,138

Less: write down	(18,138)

Total	$-

Note 4	Note Receivable

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
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Note 5	Loans Payable - Related Parties

Loans payable at November 30, 2008 of $54,500 represents unsecured demand loans payable to two related parties.  Interest on the loans accrues at 7.0%, with $2,929 in accrued interest payable as of November 30, 2008.

Loans payable at November 30, 2007 of $173,705 represents unsecured demand loans payable to two related parties.  Interest on the two loans accrues at 16.0% and 7.0%, respectively, with $7,534 in accrued interest payable as of November 30, 2007.  On February 26, 2008, the Company made a partial repayment of $146,736 against one loan by issuing 10,830,000 shares of Company common stock from treasury and repaid the remaining balance with cash on March 13, 2008.

Note 6	Stockholders’ Equity

The Company’s authorized common equity consists of 99,000,000 shares of a single class of Common Stock, having a par value of $0.001 per share, of which 33,092,500 shares are issued and outstanding. The holders of the Company’s common stock have no cumulative voting rights or preemptive rights.

Under the terms of a February 27, 2008 Settlement Agreement entered into by the Company and Bennoti, Inc. (See Note 4), the Company received 12,037,500 in shares of Company common stock as a partial repayment of $163,106 against the note.  The shares are held in treasury.

On February 26, 2008, the Company issued 10,830,000 shares of Company common stock from treasury as a partial repayment against a related party loan and cancelled its remaining 1,207,500 treasury shares.  As of November 30, 2008, no shares were held in treasury.

Note 7	Income Taxes

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. Management estimates that at November 30, 2008, the Company has available for federal income tax purposes, a net operating loss carry forward of approximately $800,000, beginning to expire in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the limited earnings history of the Company; it is more likely than not that the benefits may not be realized. The valuation allowance increased by approximately $115,000 for the year ended November 30, 2008. Components of deferred tax assets as of November 30, 2008 are as follows:

Net operating loss carry forward	$800,000
Valuation allowance	(800,000)
Net deferred tax asset	-

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Note 8	Commitments and Contingencies

Facility leases
 The Company does not lease or own any property. The Company contracts with a third party logistics company for fulfillment services and the use of warehouse space in Milford, Connecticut.

Employment agreements
 The Company does not have any employment agreements.

Note 9	Going Concern

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of November 30, 2008 and for the year then ended, the Company incurred a $90,793 net loss and has a $102,172 working capital deficit. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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