Form 10-Q
period 2009-02-28
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2009-04-20
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

 (516) 488-4444
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	33,092,500	April 20, 2009

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
INDEX

Page Number
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(UNAUDITED)

TABLE OF CONTENTS

PAGE
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2009 and NOVEMBER 30, 2008	4

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2008 and	5
FEBRUARY 29, 2008

CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009	6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 and	7
FEBRUARY 29, 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	8 - 13

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	November 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,630	$-
Total Current Assets	5,630	-

TOTAL ASSETS	$5,630	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Loans payable - related parties (Note 3)	$34,500	$54,500
Accounts payable and accrued expenses	59,949	47,672
Total Current Liabilities	94,449	102,172

Commitments and contingencies

Stockholders' Equity (Deficit) (Note 4)
Common stock	33,093	33,093
Paid-in capital	702,367	702,367
Accumulated deficit	(824,279)	(837,632)

Total Deficiency in Stockholders' Equity	(88,819)	(102,172)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$5,630	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Unaudited)

	February 28,	February 29,
	2009	2008

Net sales	$33,839	$17,065

Cost of Goods Sold	-	6,997

Gross Profit	33,839	10,068

Operating expenses:
Media advertising	-	3,137
Selling, general and administrative expenses	19,709	36,303

Total operating expenses	19,709	39,440

Income (loss) from operations	14,130	(29,372)

Other expenses:
Interest expense	(777)	(5,625)
Total other expenses	(777)	(5,625)

Net income (loss) before provision for income tax	13,353	(34,997)

Provisions from income tax	-	-

Net Income (Loss)	$13,353	$(34,997)

Net Income (Loss) Per Common Share (basic and diluted)	$0.0004	$(0.0010)

Weighted average of common shares outstanding	33,092,500	34,300,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009

	Common Stock		Additional
	Number of		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 1, 2008	33,092,500	$33,093	$702,367	$(837,632)	$(102,172)

Net Income	-	-	-	13,353	13,353

Balance at February 28, 2009	33,092,500	$33,093	$702,367	$(824,279)	$(88,819)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Unaudited)

	February 28,	February 29,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$13,353	$(34,998)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	1,387
Decrease in inventory	-	6,997
Increase (decrease) in accounts payable and accrued expenses	12,277	(5,389)

Cash Provided by (Used in) Operating Activities	25,630	(32,003)

Cash Flows From Investing Activities:
Repayment of note receivable	-	30,000

Cash Used In Investing Activities	-	30,000

Cash Flows From Financing Activities:
Repayment of loans payable - related parties	(20,000)	(14,526)
Proceeds from loans payable - related parties	-	25,625

Cash Provided By (Used In) Financing Activities	(20,000)	11,099

Increase In Cash And Cash Equivalents	5,630	9,096

Cash and cash equivalents: beginning of period	-	8,530

Cash and cash equivalents: end of period	$5,630	$17,626

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$-	$11,584
Cash paid during the period for taxes	$-	$-
Supplemental Disclosure of Noncash Transactions:
Repayment of loan payable - related parties with treasury stock	$-	$146,736
Retirement of treasury stock	$-	$16,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND
FEBRUARY 29, 2008
(UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Latin American Telecommunications Venture Company - LATVCO (The “Company” or “LATVCO”) is incorporated under the laws of the state of Nevada. The Company through its wholly owned subsidiary, Avallon 7, Inc. (“Avallon”) designs, develops, imports and distributes health and beauty care products to internet and mass market retailers, general merchandisers and directly to consumers through direct response marketing campaigns.

Basis of Presentation:

The accompanying interim financial information, as of February 28, 2009, for the three month periods ended February 28, 2009 and February 28, 2008 has been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company believes that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the company’s 2008 Financial Statements and the notes thereto, included in the company's 2008 Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of February 28, 2009 and results of operations and cash flows for the three months ended February 28, 2009 and February 29, 2008 have been made. The results of operations for the three months ended February 28, 2009, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements include the accounts of LATVCO and its fully-owned subsidiary, Avallon. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition:

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”).  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on managements’ judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND
FEBRUARY 29, 2008
(UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-deliverable Revenue Arrangements.  EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant

Allowance for Doubtful Accounts:

The Company maintains an allowance for doubtful accounts equal to the estimated uncollectible amounts. The company’s estimate is based on historical collection experience and review of the current status of the accounts receivable.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures accordingly. Actual results could differ from these estimates.

Cash Equivalents:

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instrument purchases with a maturity time of three months or less to be cash equivalents.

Income Taxes:

The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based upon the differences between financial statements carrying amounts and the tax basis of existing assets and liabilities. During the periods ended February 28, 2009 and February 29, 2008 there were no material differences that required deferred tax asset or liability.

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND
FEBRUARY 29, 2008
(UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Advertising Costs:

The Company expenses advertising costs as incurred according to SOP 93-7.

Inventories:

Inventories are stated at the lower of cost or market using first in, first out (FIFO) method of valuation.

Research and Development:

The company accounts for research and development costs in accordance with the Financial Accounting Standard Board’s Statement of Financial Standard No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SAFS 2 all research and development costs must be charged to expenses as incurred. Accordingly, internal research and development costs are expenses as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Earnings per share:

The Company presents basic and diluted earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period.

Recently Issued Accounting Pronouncements:

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND
FEBRUARY 29, 2008
(UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact adoption of SFAS 162 may have on the financial statements if any.

SFAS No. 161, Disclosures about Derivative Instruments

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company does not expect adoption of this standard will have a material impact on its financial position, operation or cash flow.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The company does not expect adoption of this standard will have a material impact on its financial position, operation or cash flow.

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND
FEBRUARY 29, 2008
(UNAUDITED)

NOTE 2. INVENTORY

Inventory is stated at the lower of cost or market using first in, first out (FIFO) method of valuation. At February 28, 2009 components of inventories comprise of the following:

Finished goods	$21,900
Less: write downs	(21,900)
Total	$-

NOTE 3. LOANS PAYABLE – RELATED PARTIES

Loans payable at February 28, 2009 and February 29, 2008, represents unsecured demands loans to related parties. Interest on the loans accrues at a rate of 7% per annum.

NOTE 4.   STOCKHOLDERS’ EQUITY

The Company is authorized to issue 99,000,000, $0.001 par value, common shares. There were 33,092,500 shares issued and outstanding at February 28, 2009. The holders of the Company’s common shares have no cumulative voting rights or preemptive rights.

NOTE 5.  INCOME TAX

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Management estimates that at February 28, 2009, The company has available for federal income tax purposes, a net operating loss carry forward of approximately $813,000, beginning to expire in the year 2023, that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the limited earning history of the company; it is more likely than not that the benefit may not be realized. Components of deferred tax assets as of February 28, 2009 are as follows:

Net Operating loss carry forward	$813,000
Valuation allowance	(813,000)
Net deferred tax assets	$-

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND
FEBRUARY 29, 2008
(UNAUDITED)

NOTE 6. CONCENTRATION OF RISK

The Company maintains cash in deposit accounts in federally insured banks. At times, the balance in the accounts may be in excess of federally insured limits.

All of the Company’s sales for the three months ended February 28, 2009 were made to a single customer.

NOTE 7.  GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of February 28, 2009 the Company has a $88,819 working capital deficit. This factor and the fact that the company has very limited sources of income, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Despite the initial favorable marketing results enjoyed, both of our initial distribution agreements have been terminated and, during 2008 and 2009, we focused on selling the remaining inventory of products held.  All unsold inventory has been written off.

At February 28, 2009, we were actively seeking opportunities to distribute health and beauty care products that meet our criteria with a view to rolling out a direct marketing program to both U.S. markets and international markets.

Revenues

Revenues for the three months ended February 28, 2009 increased by $16,774 or 98% to $33,839 from $17,065 for the corresponding period of the prior year.  Revenues for the three months ended February 28, 2009 consisted of a sale of our remaining inventory of our Inversion product to a distributor.  Revenues for the three months ended February 29, 2008 consisted of a mix of product sales to consumers and distributors.

Cost of Sales

Cost of sales for the three months ended February 28, 2009 decreased by $6,997 or 100% to $0 from $6,997 for the corresponding period of the prior year.  In the year ended November 30, 2008, we wrote off our inventory, therefore the entire amount of our sale of our Inversion product in the three months ended February 28, 2009 is  recognized as gross profit.  For the three months ended February 29, 2008, we realized a 59% gross profit percentage, which was typical for the mix of products sold to consumers and distributors.

Media Advertising

Media advertising for the three months ended February 28, 2009 decreased by $3,137 or 100% to $0 from $3,137 for the corresponding period of the prior year.  The decreases resulted principally from the lack of capital to fund an advertising budget and lack of product to advertise.

Other Selling, General and Administrative Expense

Other selling, general and administrative expense for the three months ended February 28, 2009 decreased by $16,594 or 46% to $19,709 from $36,303 for the three months ended February 29, 2008.  Other selling, general and administrative expenses decreased in connection with the reduction in media advertising and management’s efforts to conserve working capital.

As a result of the foregoing, the Company earned net income from operations of $14,130 for the three months ended February 28, 2009 as compared to a net loss from operations of $29,372 for the three months ended February 29, 2008.

Other Expense

For the three months ended February 28, 2009, the Company incurred interest expense on notes to related parties of $777 and $5,625, respectively.  The interest bearing balances of borrowings from related parties were lower during the three months ended February 28, 2009 than balances outstanding during the three months ended February 29, 2008.

Income Taxes

Because of net losses in prior periods, no income taxes were accrued as of February 28, 2009.  Because of  the net loss in the period ended February 29, 2008, no taxes were accrued as of February 29, 2008.

Net Income

Based on the foregoing, the Company earned net income of $13,353 for the three months ended February 28, 2009 compared to a net loss of $34,997 for the corresponding period of the prior year.

Liquidity and Capital Resources

As of February 28, 2009, the Company had cash and cash equivalents of $5,630 and a deficit in working capital of $88,819.  This compares with cash and cash equivalents of $0 and a deficit in working capital of $102,172 as of November 30, 2008.

Cash provided by operating activities totaled $25,630 for the three months ended February 28, 2009 compared to $32,003 of cash used in operating activities for the corresponding period of the prior year.  The funds provided in the current period consist of the net income of $13,353 and a $12,277 increase in accounts payable and accrued expenses.  Our cash flow used in operations in the prior period is primarily attributable to the net loss of $34,998.

We had no investing activities in the three months ended February 28, 2009.  Cash flows provided by investing activities totaled $30,000 for the three months ended February 28, 2009, all from the repayment of a note receivable.

Cash flows used in financing activities totaled $20,000 for the three months ended February 28, 2009, consisting of a repayment of borrowings under loans payable to related parties.  For the corresponding period of the prior year, the Company’s financing activities provided $11,099, which consisted of net borrowings on the loans payable to related parties.

Inflation

In the opinion of management, inflation will not have an impact on the Company’s financial condition and results of its operations.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in any non-exchange traded contracts requiring fair value accounting treatment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not own or trade any financial instruments about which disclosure of quantitative and qualitative market risks are required to be disclosed.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that  evaluation, our CEO and CFO concluded, as of the end of such period,  our disclosure controls and procedures were effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  .

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have affected, or are reasonably likely to effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.	EXHIBITS

a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATIN AMERICAN TELECOMMUNICATIONS
VENTURE COMPANY - LATVCO.

Date: April 20, 2009	By:	/s/ David Bakhshi
David Bakhshi
Principal Executive Officer and Principal Financial Officer