Form 10-Q
period 2009-05-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2009-07-20
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐    No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	41,860,000	July 17, 2009

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
INDEX

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Loans payable - related parties (Note 3)	$46,000	$54,500
Accounts payable and accrued expenses	52,768	47,672
Total Current Liabilities	98,768	102,172

Commitments and contingencies	-	-

Stockholders' Equity (Deficit)
Common stock (Note 4)	41,860	33,093
Paid-in capital	693,600	702,367
Accumulated deficit	(834,228)	(837,632)

Total Deficiency Stockholders' Equity	(98,768)	(102,172)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF LOSSES
FOR THE THREE AND SIX  MONTHS ENDED MAY 31, 2009 AND MAY 31, 2008

	Three	Three
	Months	Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

Net sales	$-	$29,001	$36,239	$46,066

Cost of Goods Sold	-	10,834	2,400	17,831

Gross Profit	-	18,167	33,839	28,235

Operating expenses:
Media advertising	-	6,049	-	9,187
Selling, general and administrative expenses	5,112	46,988	28,869	83,290
Total operating expenses	5,112	53,037	28,869	92,477

Income (loss) from operations	(5,112)	(34,870)	4,970	(64,242)

Other expenses
Interest expense	(760)	(770)	(1,537)	(6,395)
Total other expenses	(760)	(770)	(1,537)	(6,395)

Net income (loss) before provision for income tax	(5,872)	(35,640)	3,433	(70,637)

Provisions for income tax	29	-	29	-

Net Income (Loss)	$(5,901)	$(35,640)	$3,404	$(70,637)

Net Income (Loss) Per Common Share (basic and diluted)	$(0.0001)	$(0.0011)	$0.0001	$(0.0021)

Weighted average of common shares outstanding	41,860,000	33,092,500	41,860,000	33,673,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE SIX  MONTHS ENDED MAY 31, 2009

	Common Stock		Additional
	Number of		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 1, 2008	33,092,500	$33,093	$702,367	$(837,632)	$(102,172)

Issuance of shares	10,830,000	10,830	(10,830)		-

Cancellation of shares	(2,062,500)	(2,063)	2,063		-

Net Income	-	-	-	3,404	3,404

Balance at May 31, 2009	41,860,000	$41,860	$693,600	$(834,228)	$(98,768)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2009 AND MAY 31, 2008
(Unaudited)

	May 31,	May 31,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$3,404	$(70,637)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	1,387
Decrease in inventory	-	24,828
Increase (decrease) in accounts payable and accrued expenses	5,096	390

Cash Provided by (Used in) Operating Activities	8,500	(44,032)

Cash Flows From Investing Activities:
Repayment of note receivable	-	30,000

Cash Used In Investing Activities	-	30,000

Cash Flows From Financing Activities:
Repayment of loans payable - related parties	(20,000)	(19,604)
Proceeds from loans payable - related parties	11,500	28,365

Cash Provided By (Used In) Financing Activities	(8,500)	8,761

Increase In Cash And Cash Equivalents	-	(5,271)

Cash and cash equivalents: beginning of period	-	8,530

Cash and cash equivalents: end of period	$-	$3,259

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$-	$11,612
Cash paid during the period for taxes	$29	$-
Supplemental Disclosure of Noncash Transactions:
Repayment of loan payable - related parties with treasury stock	$-	$146,736
Retirement of treasury stock	$-	$16,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2009 AND
 MAY 31, 2008
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

Basis of Presentation:

The accompanying interim financial information, as of May 31, 2009, for the six month periods ended May 31, 2009 and May 31, 2008 has been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company believes that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the company’s 2008 Financial Statements and the notes thereto, included in the company's 2008 Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of May 31, 2009 and results of operations and cash flows for the six months ended May 31, 2009 and May 31, 2008 have been made. The results of operations for the six months ended May 31, 2009, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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
FOR THE SIX MONTHS ENDED MAY 31, 2009 AND
 MAY 31, 2008
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

Income Taxes:

The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based upon the differences between financial statements carrying amounts and the tax basis of existing assets and liabilities. During the periods ended May 31, 2009 and May 31, 2008 there were no material differences that required deferred tax asset or liability.

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2009 AND
 MAY 31, 2008
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
FOR THE SIX MONTHS ENDED MAY 31, 2009 AND
 MAY 31, 2008
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

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2009 AND
MAY 31, 2008
(UNAUDITED)

NOTE 2. INVENTORY

Inventory is stated at the lower of cost or market using first in, first out (FIFO) method of valuation. At May 31, 2009 components of inventories comprise of the following:

Finished goods	$21,900
Less: write downs	(21,900)
Total	$-

NOTE 3. LOANS PAYABLE – RELATED PARTIES

Loans payable at May 31, 2009 and May 31, 2008 represents unsecured demand loans to related parties. Interest on the loans accrues at a rate of 7% per annum.

NOTE 4. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 99,000,000, $0.001 par value, common shares. There were 41,860,000 shares issued and outstanding at May 31, 2009. In April 2009, the Company issued 10,830,000 shares pursuant to an agreement dated April 1, 2008, which called for the conversion of debt owed to a related party.  In addition, the Company cancelled 2,062,500 shares of common stock it received in connection with the February 27, 2008 Settlement Agreement between Bennoti, Inc and the Company.  The holders of the Company’s common shares have no cumulative voting rights or preemptive rights.

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

Management estimates that at May 31, 2009, the Company has available for federal income tax purposes, a net operating loss carry forward of approximately $813,000, beginning to expire in the year 2023, that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the limited earning history of the company; it is more likely than not that the benefit may not be realized. Components of deferred tax assets as of May 31, 2009 are as follows:

Net Operating losses carry forward	$813,000
Valuation allowance	(813,000)
Net deferred tax assets	$-

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2009 AND
MAY 31, 2008
(UNAUDITED)

NOTE 6. CONCENTRATION OF RISK

The Company maintains cash in deposit accounts in federally insured banks. At times, the balance in the accounts may be in excess of federally insured limits.

NOTE 7. GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of May 31, 2009 the Company has a $98,768 working capital deficit. This factor and the fact that the Company has very limited sources of income, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

At May 31, 2009, we were actively seeking opportunities to distribute health and beauty care products that meet our criteria with a view to rolling out a direct marketing program to both U.S. markets and international markets.

Revenues

Revenues for the three months ended May 31, 2009 decreased by $29,001 or 100% to $0 from $29,001 for the corresponding period of the prior year.  Revenues for the six months ended May 31, 2009 decreased by $9,827 or 21% to $36,239 from $46,066 for the corresponding period of the prior year.  Revenues for the six months ended May 31, 2009 consisted of a sale of our remaining inventory of Avallon 8 hair regrowth product to a distributor.  Revenues for the six months ended May 31, 2008 consisted of a mix of product sales to consumers and distributors.

Cost of Sales

Cost of sales for the three months ended May 31, 2009 decreased by $10,834 or 100% to $0 from $10,834 for the corresponding period of the prior year.  Cost of sales for the six months ended May 31, 2009 decreased by $15,431 or 87% to $2,400 from $17,831 for the corresponding period of the prior year.  In the year ended November 30, 2008, we wrote off our inventory, therefore the entire amount of our sale of Avallon 8 hair regrowth product in the six months ended May 31, 2009 is recognized as gross profit.  For the six months ended February 29, 2008, we realized a 61% gross profit percentage, which was typical for the mix of products sold to consumers and distributors.

Media Advertising

Media advertising for the three months ended May 31, 2009 decreased by $6,049 or 100% to $0 from $6,049 for the corresponding period of the prior year.  Media advertising for the six months ended May 31, 2009 decreased by $9,187 or 100% to $0 from $9,187 for the corresponding period of the prior year.  The decreases resulted principally from the lack of capital to fund an advertising budget and lack of product to advertise.

Other Selling, General and Administrative Expense

Other selling, general and administrative expense for the three months ended May 31, 2009 decreased by $41,876 or 89% to $5,112 from $46,988 for the three months ended May 31, 2008.  Other selling, general and administrative expense for the six months ended May 31, 2009 decreased by $54,421 or 65% to $28,869 from $83,290 for the six months ended May 31, 2008.Other selling, general and administrative expenses decreased in connection with the reduction in media advertising and management’s efforts to conserve working capital.

As a result of the foregoing, the Company earned net income from operations of $14,130 for the three months ended February 28, 2009 as compared to a net loss from operations of $29,372 for the three months ended February 29, 2008.

Other Expense

For the three months ended May 31, 2009, the Company incurred interest expense on notes to related parties of $760 and $770, respectively, and $1,537 and $6,395 for the six-month periods then ended, respectively.  The interest bearing balances of borrowings from related parties were lower during the three and six months ended May 31, 2009 than balances outstanding during the three months ended May 31, 2008.

Income Taxes

Because of net losses in prior periods, no income taxes were accrued as of May 31, 2009.  Because of the net loss in the period ended February 29, 2008, no taxes were accrued as of May 31, 2008.

Net Income

The Company realized a net loss of $5,901 for the three months ended May 31, 2009 compared to a net loss of $35,640 for the corresponding period of the prior year.  The Company earned net income of $3,404 for the six months ended May 31, 2009 compared to a net loss of $70,637 for the corresponding period of the prior year.  The improved results for the three and six month periods ended May 31, 2009 as compared to the corresponding periods of the prior year reflect the atypical gross profit sale of our remaining inventory of Avallon 8 hair regrowth product as noted above and our reduced operating expenses while we consider new business opportunities.

Liquidity and Capital Resources

As of May 31, 2009, the Company had cash and cash equivalents of $0 and a deficit in working capital of $98,768.  This compares with cash and cash equivalents of $0 and a deficit in working capital of $102,172 as of November 30, 2008.

Cash provided by operating activities totaled $8,500 for the six months ended May 31, 2009 compared to $44,032 of cash used in operating activities for the corresponding period of the prior year.  The funds provided in the current period consist of the net income of $3,404 and a $5,096 increase in accounts payable and accrued expenses.  Our cash flow used in operations in the prior period is primarily attributable to the net loss of $70,637 partially offset by a $24,828 decrease in inventory.

We had no investing activities in the six months ended May 31, 2009.  Cash flows provided by investing activities totaled $30,000 for the six months ended May 31, 2009, all from the repayment of a note receivable.

Cash flows used in financing activities totaled $8,500 for the six months ended May 31, 2009, consisting of a repayment of borrowings under loans payable to related parties.  For the corresponding period of the prior year, the Company’s financing activities provided $8,761, which consisted of net borrowings on the loans payable to related parties.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 2.  CHANGES IN SECURITIES

In April 2009, the Company issued 10,830,000 shares pursuant to an agreement dated April 1, 2008, which called for the conversion of debt owed to a related party.  In addition, the Company cancelled 2,062,500 shares of common stock it received in connection with the February 27, 2008 Settlement Agreement between Bennoti, Inc and the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.	EXHIBITS

a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes- Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes- Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.

Date: July 17, 2009	By:	/s/ David Bakhshi
David Bakhshi
Principal Executive Officer and Principal Financial Officer