Form 10-Q
period 2009-08-31
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2009-10-09
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐    No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	41,860,000	October 9, 2009

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO.
INDEX

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$294	$-
Total Current Assets	294	-

TOTAL ASSETS	$294	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Loans payable - related parties (Note 3)	$50,600	$54,500
Accounts payable and accrued expenses	50,685	47,672
Total Current Liabilities	101,285	102,172

Commitments and contingencies	-	-

Stockholders' Equity (Deficit)
Common stock (Note 4)	41,860	33,093
Paid-in capital	693,600	702,367
Accumulated deficit	(836,451)	(837,632)

Total Deficiency Stockholders' Equity	(100,991)	(102,172)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$294	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2009 AND 2008

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008

Net sales	$-	$3,888	$36,239	$49,954

Cost of Goods Sold	-	-	2,400	24,828

Gross Profit	-	3,888	33,839	25,126

Operating expenses:
Media advertising	-	3,116	-	12,303
Selling, general and administrative expenses	1,296	23,755	30,165	100,048

Total operating expenses	1,296	26,871	30,165	112,351

Income (loss) from operations	(1,296)	(22,983)	3,674	(87,225)

Other expenses
Interest expense	(927)	(741)	(2,464)	(7,136)
Total other expenses	(927)	(741)	(2,464)	(7,136)

Net income (loss) before provision for income tax	(2,223)	(23,724)	1,210	(94,361)

Provisions for income tax	-	-	29	-

Net Income (Loss)	$(2,223)	$(23,724)	$1,181	$(94,361)

Net Income (Loss) Per Common Share (basic and diluted)	$(0.0001)	$(0.0007)	$0.0000	$(0.0028)

Weighted average of common shares outstanding	41,860,000	33,092,500	41,860,000	33,478,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED AUGUST 31, 2009

	Common Stock		Additional
	Number of		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 1, 2008	33,092,500	$33,093	$702,367	$(837,632)	$(102,172)

Issuance of shares	10,830,000	10,830	(10,830)		-

Cancellation of shares	(2,062,500)	(2,063)	2,063		-

Net Income	-	-	-	1,181	1,181

Balance at August 31, 2009	41,860,000	$41,860	$693,600	$(836,451)	$(100,991)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATION COMPANY - LATVCO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2009 AND AUGUST 31, 2008
(Unaudited)

	August 31,	August 31,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$1,181	$(94,361)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	2,025
Decrease in inventory	-	24,828
Increase (decrease) in accounts payable and accrued expenses	3,013	20,820

Cash Provided by (Used in) Operating Activities	4,194	(46,688)

Cash Flows From Investing Activities:
Repayment of note receivable	-	30,000

Cash Used In Investing Activities	-	30,000

Cash Flows From Financing Activities:
Repayment of loans payable - related parties	(20,000)	(19,604)
Proceeds from loans payable - related parties	16,100	29,136

Cash Provided By (Used In) Financing Activities	(3,900)	9,532

Increase In Cash And Cash Equivalents	294	(7,156)

Cash and cash equivalents: beginning of period	-	8,530

Cash and cash equivalents: end of period	$294	$1,374

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$-	$11,644
Cash paid during the period for taxes	$29	$-
Supplemental Disclosure of Noncash Transactions:
Repayment of loan payable - related parties with treasury stock	$-	$146,736
Retirement of treasury stock	$-	$16,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2009 AND
 AUGUST 31, 2008
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

Basis of Presentation:

The accompanying interim financial information, as of August 31, 2009, for the nine month periods ended August 31, 2009 and August 31, 2008 has been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company believes that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the company’s 2008 Financial Statements and the notes thereto, included in the company's 2008 Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of August 31, 2009 and results of operations and cash flows for the nine months ended August 31, 2009 and August 31, 2008 have been made. The results of operations for the nine months ended August 31, 2009, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

Allowance for Doubtful Accounts:

The Company maintains an allowance for doubtful accounts equal to the estimated uncollectible amounts. The company’s estimate is based on historical collection experience and review of the current status of the accounts receivable.

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2009 AND
 AUGUST 31, 2008
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Income Taxes:

The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based upon the differences between financial statements carrying amounts and the tax basis of existing assets and liabilities. During the periods ended August 31, 2009 and August 31, 2008 there were no material differences that required deferred tax asset or liability.

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

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2009 AND
 AUGUST 31, 2008
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recently Issued Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. This statement is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. This statement will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not expect this pronouncement to have a material effect on the financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes (I) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (II) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (III) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement if effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. There were no events occurring subsequent to the balance sheet date that would have a material impact on the financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-2 and SFAS 124-2 if effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company does not expect this pronouncement to have a material effect on the financial statements.

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

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2009 AND
 AUGUST 31, 2008
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recently Issued Accounting Pronouncements: continued

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

NOTE 2. INVENTORY

Inventory is stated at the lower of cost or market using first in, first out (FIFO) method of valuation. At August 31, 2009 components of inventories comprise of the following:

Finished goods	$21,900
Less: write downs	(21,900)
Total	$-

NOTE 3. LOANS PAYABLE – RELATED PARTIES

Loans payable at August 31, 2009 and August 31, 2008 represents unsecured demand loans to related parties. Interest on the loans accrues at a rate of 7% per annum.

NOTE 4. STOCKHOLDERS’ EQUITY

The company is authorized to issue 99,000,000, $0.001 par value, common shares. There were 41,860,000 shares issued and outstanding at August 31, 2009. In April 2009, the Company issued 10,830,000 shares pursuant to an agreement dated April 1, 2008 which called for the conversion of debt owed to a related party. In addition, the Company cancelled 2,062,500 shares of common stock it received in connection with the February 27, 2008 Settlement Agreement between Bennoti, Inc and the Company. The holders of the company’s common shares have no cumulative voting rights or preemptive rights.

LATIN AMERICAN TELECOMMUNICATION VENTURE COMPANY – LATVCO
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2009 AND
 AUGUST 31, 2008
(UNAUDITED)

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

Management estimates that at August 31, 2009, The company has available for federal income tax purposes, a net operating loss carry forward of approximately $813,000, beginning to expire in the year 2023, that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the limited earning history of the company; it is more likely than not that the benefit may not be realized.

Components of deferred tax assets as of August 31, 2009 are as follows:

Net Operating losses carry forward	$813,000
Valuation allowance	(813,000)
Net deferred tax assets	$-

NOTE 6. CONCENTRATION OF RISK

The Company maintains cash in deposit accounts in federally insured banks. At times, the balance in the accounts may be in excess of federally insured limits.

NOTE 7. GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of August 31, 2009 the company has a $100,991 working capital deficit. This factor and the fact that the company has very limited sources of income, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

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

At August 31, 2009, we were actively seeking opportunities to distribute health and beauty care products that meet our criteria with a view to rolling out a direct marketing program to both U.S. markets and international markets.

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Going Concern

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of August 31, 2009 the company has a $100,991 working capital deficit. This factor and the fact that the company has very limited sources of income, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

Advertising Costs

The Company expenses advertising costs as incurred according to SOP 93-7.

Inventories

Inventories are stated at the lower of cost or market using first in, first out (FIFO) method of valuation.

Material Changes in Result of Operations

Revenues

Revenues for the three months ended August 31, 2009 decreased by $3,888 or 100% to $0 from $3,888 for the corresponding period of the prior year. Revenues for the nine months ended August 31, 2009 decreased by $13,715 or 27% to $36,239 from $49,954 for the corresponding period of the prior year. Revenues for the nine months ended August 31, 2009 consisted of a sale of our remaining inventory of Avallon 8 hair regrowth product to a distributor. Revenues for the nine months ended August 31, 2008 consisted of a mix of product sales to consumers and distributors.

Cost of Sales

Cost of sales for the three months ended August 31, 2009 and 2008 was $0and $0, respectively. Cost of sales for the nine months ended August 31, 2009 decreased by $22,428 or 90% to $2,400 from $24,828 for the corresponding period of the prior year. In the year ended November 30, 2008, we wrote off our inventory, therefore the entire amount of our sale of Avallon 8 hair regrowth product in the nine months ended August 31, 2009 is recognized as gross profit. For the nine months ended August, 2008, we realized a 50% gross profit percentage, which was typical for the mix of products sold to consumers and distributors.

Media Advertising

Media advertising for the three months ended August 31, 2009 decreased by $3,116 or 100% to $0 from $3,116 for the corresponding period of the prior year. Media advertising for the nine months ended August 31, 2009 decreased by $12,303 or 100% to $0 from $12,303 for the corresponding period of the prior year. The decreases resulted principally from the lack of capital to fund an advertising budget and lack of product to advertise.

Other Selling, General and Administrative Expense

Other selling, general and administrative expense for the three months ended August 31, 2009 decreased by $22,459 or 95% to $1,296 from $23,755 for the three months ended August 31, 2008. Other selling, general and administrative expense for the nine months ended August 31, 2009 decreased by $69,883 or 70% to $30,165 from $100,048 for the nine months ended August 31, 2008. Other selling, general and administrative expenses decreased in connection with the reduction in media advertising and management’s efforts to conserve working capital.

As a result of the foregoing, the Company had a net loss from operations of $1,296 for the three months ended August 31, 2009 as compared to a net loss from operations of $22,983 for the three months ended August 31, 2009 and earned net income from operations of $3,674 for the nine months ended August 31, 2009 as compared to a net loss from operations of $87,225 for the nine months ended August 31, 2008.

Other Expense

For the three months ended August 31, 2009 and 2008, the Company incurred interest expense on notes to related parties of $927 and $2,464, respectively, and $741 and $7,136 for the nine-month periods then ended, respectively. The interest bearing balances of borrowings from related parties were lower during the three and nine months ended August 31, 2009 than balances outstanding during the three months ended August 31, 2008.

Income Taxes

Because of net losses in the three month periods ended August 31, 2009 and 2008, no income tax expense was recognized for the periods then ended. For the nine months ended August 31, 2009 and 2008, the Company recognized $29 and $0 of income tax expense. The expense recognized for the nine months ended August 31, 2009 related to the net income earned in that period which was partial offset by losses realized in prior periods. The Company realized a loss for the nine months ended August 31, 2008 and recognized no income tax expense as a result.

Net Income

The Company realized a net loss of $2,223 for the three months ended August 31, 2009 compared to a net loss of $23,724 for the corresponding period of the prior year. The Company earned net income of $1,181 for the nine months ended August 31, 2009 compared to a net loss of $94,361 for the corresponding period of the prior year. The improved results for the three and nine month periods ended August 31, 2009 as compared to the corresponding periods of the prior year reflect the atypical gross profit sale of our remaining inventory of Avallon 8 hair regrowth product as noted above and our reduced operating expenses while we consider new business opportunities.

Liquidity and Capital Resources

As of August 31, 2009, the Company had cash and cash equivalents of $294 and a deficit in working capital of $100,991. This compares with cash and cash equivalents of $0 and a deficit in working capital of $102,172 as of November 30, 2008.

Cash provided by operating activities totaled $4,194 for the nine months ended August 31, 2009 compared to $46,688 of cash used in operating activities for the corresponding period of the prior year. The funds provided in the current period consist of the net income of $1,181 and a $3,013 increase in accounts payable and accrued expenses. Our cash flow used in operations in the prior period is primarily attributable to the net loss of $94,361 partially offset by a $24,828 decrease in inventory, a $2,025 decrease in accounts receivable and a $20,820 increase in accounts payable and accrued expenses.

We had no investing activities in the nine months ended August 31, 2009. Cash flows provided by investing activities totaled $30,000 for the nine months ended August 31, 2009, all from the repayment of a note receivable.

Cash flows used in financing activities totaled $3,900 for the nine months ended August 31, 2009, consisting of net repayments of borrowings under loans payable to related parties. For the corresponding period of the prior year, the Company’s financing activities provided $9,532, which consisted of net borrowings on the loans payable to related parties.

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

ITEM 4(T). CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LATIN AMERICAN TELECOMMUNICATIONS
VENTURE COMPANY - LATVCO.

Date: October 9, 2009	By:	/s/ David Bakhshi
David Bakhshi
Principal Executive Officer and Principal Financial Officer