Form 10-K
period 2009-11-30
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2010-04-16
CIK 894558

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 033-55254-40

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY
(Exact name of registrant specified in its charter)

Nevada	87-0485311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 Marcus Avenue, #C129, Lake Success, New York 11042
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:                 (516) 448-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
None	None

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
Yes    ☒ No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☐    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)
Large accelerated filer    ☐     Accelerated filer     ☐      Non-accelerated filer     ☐     Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☒    No    ☐

There was no established trading market in our common equity at June 30, 2009 and, therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on that date was negligible.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 28, 2010 was 33,700,000.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

		Page

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	(Removed and Reserved)	7

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	8
Item 6.	Selected Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial Conditions and
	Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 8.	Financial Statements and Supplementary Data	10
Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	11
Item 9A(T).	Controls and Procedures	11
Item 9B.	Other Information	12

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	12
Item 11.	Executive Compensation	13
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	13
Item 13.	Certain Relationships and Related Transactions, and Director Independence	14
Item 14.	Principal Accountant Fees and Services	14

PART IV

Item 15.	Exhibits and Financial Statement Schedules	15

SIGNATURES

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the markets, goals, plans, and expectations regarding our activities and results, our intentions and strategies, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “LATVCO” refer to Latin American Telecommunications Venture Company, a Nevada corporation, and its wholly-owned subsidiary.

PART I

Item 1. Business

General

Our current business plan is to seek and identify a privately-held operating company (a “Target Company”) desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction (a “Business Combination”).

Our executive offices are located at 1981 Marcus Avenue, Suite C129, Lake Success, New York 11042 and our telephone number is (516) 448-4444.

History and Organizational Structure

We were incorporated in the State of Nevada under the name Compu-Graphics, Ltd. on July 26, 1990. In December 1997, we changed our name to Latin American Telecommunications Venture Company – LATVCO. From inception through April 2007 we were a blank check company and conducted no operations other than seeking opportunities to acquire an operating business.

Effective as of April 13, 2007, we acquired all of the issued and outstanding shares of Avallon 7, Inc. (“Avallon”) in exchange for the issuance of 30,000,000 shares representing 87.5% of our outstanding common stock (the “Acquisition”). Avallon was formed in August 2006 to market products in the health and beauty care industry. Following the Acquisition, we adopted the business plan of Avallon and conducted our operations exclusively through Avallon.

We represented multiple health and beauty care product lines as a distributor/representative of third party manufacturers utilizing a direct response retail marketing model.

We had minimal product sales during the year ended November 30, 2009 and, at November 30, 2009, were representing no product lines and had written down our remaining product inventories and effectively ceased our operations in the health and beauty care industry.

Affecting a Business Combination

General.

A Business Combination may involve the acquisition of or merger with, a company that desires to have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”), while avoiding what it may deem to be the adverse consequences of undertaking a public offering itself. These include time delays, significant expense, possible loss of voting control by the target's existing management through dilution of their ownership position and compliance with various federal and state securities laws. As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of a Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon a proposed Business Combination.

Search for a Target Business.

We are currently in the process of identifying and evaluating potential Target Businesses. As described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates. At such time as we affect a Business Combination, if ever, we may be impacted by numerous risks inherent in the business and operations of the Target Business. The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources. Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and unaffiliated sources. We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our officer and director and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other investors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In no event will any of our existing officer, director or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a Business Combination.

Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Business candidates in which they believe we may have an interest. In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation. We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited cash resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry in the industry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products,processes or services;
•	regulatory environment of the industry; and
•	costs associated with effecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management. In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information that is made available to us. This due diligence review will be conducted by our management with the assistance of the Company's counsel and accountants, as necessary.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest to present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization, as described below, will render more than one Business Combination unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses. By consummating a Business Combination with a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the Target Business.

Our assessment of a Target Business will be based upon discussions with management of the Target Business and a review of due diligence material relating to the Target Business available to it during the evaluation period. Any such assessment may not be accurate.

Although we intend to scrutinize the management of a prospective Target Business when evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the Target Business’s management will prove accurate. In addition, we cannot assure you that future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our management in the Target Business following a Business Combination cannot presently be stated with any certainty, though it is unlikely that our current management will continue to be associated with a Target Business with which we consummate a Business Combination, other than as stockholders.

Given our current resources, we will likely enter into a Business Combination with a privately-held company. Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company. If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investments.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a Business Combination will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the Target Business. In addition, the structure of any Business Combination will be dispositive as to whether stockholder approval of the Business Combination is required.

Although the terms of any Business Combination cannot be predicted, it is likely that we will seek to structure a Business Combination to qualify as a tax-free transaction under the Internal Revenue Code of 1986, as amended (the "Code"). Tax free treatment of such a transaction can be accomplished, if structured correctly, either through the acquisition of all of the outstanding shares of capital stock of a Target Business or through a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business. Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

If the transaction is structured as an acquisition, we will acquire our participation in a Target Business through the acquisition of all of the outstanding shares of its capital stock in exchange for the issuance of our common stock or other securities to the security holders of the Target Business. If the transaction is structured as a statutory merger or consolidation, we would merge a Target Business with and into our Company or a wholly owned subsidiary of our Company.

Acquisition: Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the surviving entity. Depending upon the relative negotiating strength of the parties, our stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company, which is likely in our case. This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination. As part of such a transaction, all or a majority of the Company's then management at the time may resign and new directors may be appointed without any vote by stockholders. If the Business Combination is structured as an acquisition of a Target Business's stock, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management.

Merger: In a merger transaction, we would merge a Target Business with and into our Company or a direct wholly-owned subsidiary. Simultaneous with the merger, we may affect a recapitalization in order to achieve a manageable float of our outstanding capital stock. However, a proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and it may necessitate calling a stockholders' meeting to obtain such approval and filings with the SEC and state agencies. The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination so as not to require stockholder approval.

In view of our status as a "shell" company, any acquisition of the stock of or the merger with an operating company would be deemed to be a "reverse acquisition" or "reverse merger."

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business. We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and consequently possess a significant competitive advantage over our Company both from a financial and personnel perspective. Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital and have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

While we believe there may be numerous potential target candidates with which we could affect a Business Combination, our ability to compete in affecting a Business Combination with prime candidates will be limited by our lack of financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of the most attractive Target Businesses.

If we succeed in affecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot apprise you of any of these risks nor can we assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

As of March 1, 2010, we had no full-time employees and members of management provided services on an as needed basis. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

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

Item 3. Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business. As of March 1, 2010, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4. (Removed and Reserved)

Not applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “LTTVE.” Trading in our common stock is sporadic and there is no established trading market.

Holders

As of March 1, 2010, there were approximately 356 record holders of our common stock.

Dividends

We have not paid any dividends on our common stock in the past and the payment of future cash dividends will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, our future business prospects, contractual restrictions and any other factors considered relevant by the Board of Directors.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

From our acquisition of Avallon 7, Inc. in April 2007 through early 2009, our operations were focused on development and execution of the business of Avallon 7.

Through Avallon 7 we marketed and sold health and beauty care products, both branded and private label, to consumers utilizing a direct to consumer retail marketing model. By early 2009, we had sold off or written off all of our remaining inventory and had effective terminated the operations of Avallon 7.

At November 30, 2009, we had effectively altered our business plan to focus on efforts to seek and identify a privately-held operating company (a “Target Company”) desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction (a “Business Combination”).

Plan of Operations

We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. We cannot assure you that we will be successful in our efforts to identify a Target Business and consummate a Business Combination or that any business with which we consummate a Business Combination will be successful

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders as of the date of the transaction; and

•	will cause a change in likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against potential gains from another.

Results of Operations

Sales Revenues

Our sales revenues totaled $36,239 during the year ended November 30, 2009, a 35.5% decrease from sales of $56,228 during the prior fiscal year. The decrease in sales revenues was primarily attributable to the sale of our remaining inventory and effective termination of our health and beauty care products marketing and distribution operations.

Until we complete a Business Combination or commence other business operations, we have no immediately foreseeable sales revenue.

Cost of Sales

Our cost of sales totaled $0 for the year ended November 30, 2009, as compared to $35,968 during the prior fiscal year. The decrease in cost of sales was primarily attributable to the write down of our inventory during fiscal 2008.

Operating Expenses

Our operating expenses totaled $27,594 during the year ended November 30, 2009, a decrease of 73.2% from $102,994 during the prior fiscal year. The decrease in operating expenses was attributable to a combination of (1) termination of our media advertising expense which accounted for $11,699 during the prior fiscal year, and (2) a 69.8% decline in selling, general and administrative expenses attributable to winding down of our health and beauty care products marketing operations.

Until we complete a Business Combination or commence other business operations, our operating expenses are expected to be limited to basis costs of maintaining our minimal business functions, including costs of compliance with reporting requirements with the SEC and costs associated with seeking out candidates for a Business Combination.

Interest Income (Expense), Net

During the year ended November 30, 2009, we reported interest expense of $3,620 as compared to interest expense of $8,059 during the prior fiscal year.

Liquidity and Capital Resources

Liquidity and Capital Resources.

At November 30, 2009, we had no cash and a working capital deficit of $97,176 compared to no cash and a working capital deficit of $102,172 at November 30, 2008. The decrease in working capital deficit during the period was attributable to the sale of inventory items that had previously been written off and the use of proceeds to reduce accounts payable.

Cash Flows.

Operations used cash during fiscal 2009 totaling $6,949 as compared to$66,061 of cash used by operations during fiscal 2008. The change in operating cash flows was attributable to the loss incurred during fiscal 2008.

Investing activities provided $30,000 during fiscal 2008. The funds provided by investing activities during fiscal 2008 were attributable to the receipt of funds from a note receivable. We had no cash flows from investing activities during fiscal 2009.

Financing activities provided $6,949 during fiscal 2009 consisting of loans from affiliates. Financing activities provided $27,531 during fiscal 2008, consisting of loans from affiliates partially offset by repayments of affiliate loans.

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

Long-Term Liabilities.

At November 30, 2009, we had no long-term liabilities.

Capital Expenditures and Commitments.

During fiscal 2009, we made no capital expenditures. At November 30, 2009 we had no commitments to make capital expenditures and had no contractual obligations with fixed payments.

Capital Requirements

We currently have no cash on hand and no revenue producing operations and are dependent upon our officers and shareholders to provide funding to support operations for the foreseeable future. There can be no assurance that our officers and shareholders will be willing or able to continue to fund our operating costs or that we will be able to secure additional debt or equity financing from third parties or that such financing will be available on favorable terms.

Our independent auditors, in their report on our November 30, 2009 financial statements included in this Form 10-K, states that our company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at November 30, 2009.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our financial statements appear immediately after the signature page of this report. See “Index to Financial Statements” on page 17 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Previously disclosed. See Form 8-K, filed April 10, 2009.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of November 30, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 30, 2009.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of November 30, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. Based on our assessment of those criteria, management believes that the company maintained effective internal controls over financial reporting as of November 30, 2009.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

David Bakhshi	48	President, Chief Executive Officer and Director
Thomas Calabro	62	Chief Financial Officer and Director

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

Compliance with Section 16(a) of Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any person holding more than ten percent of our Common Stock are required to report their initial ownership of common stock and any subsequent changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2009.  To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2009. In making these disclosures, we relied solely on copies of reports filed with the SEC.

Code of Ethics

Due to the small size of our company and management team and board, we have not yet adopted a Code of Ethics.  We intend to adopt a Code of Ethics, as well as a Code of Business Ethics for our CEO and Senior Financial Officers, at such time as the scope of our operations merit such.

Item 11.	Executive Compensation

We paid no compensation of any nature to any of our executive officers or directors during the year ended November 30, 2009 or any of the three years then ended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 1, 2010, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known by us to be the owner of more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Class
David Bakhshi	5,055,000	15.0%
Victoria Movtady (3)	10,830,000	32.1%
Aaron Movtady (4)	6,255,000	18.6%
Vista Consulting (5)	1,700,000	5.0%
Thomas Calabro	600,000	1.8%
All directors and officers as a group (2 persons)	5,655,000	16.8%

(1)
Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of March 1, 2010.  Unless otherwise noted, the address of each 5% shareholder is 1981 Marcus Avenue, #C129, Lake Success, New York.

(2)
The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)
Includes 10,830,000 shares held by Goli Shares LLC.  Victoria Movtady holds voting and dispositive rights with respect to all shares held by Goli Shares LLC.  The ownership rights to all shares indicated as held by Victoria Movtady were acquired pursuant to the terms of a settlement agreement and transfer of the shares of record remains pending.   Mrs. Movtady and family may be deemed to control the company.

(4)	Includes 1,200,000 shares held directly by Mr. Movtady and 5,055,000 shares held by Havemeyer Ave, LLC over which Mr. Movtady holds voting and dispositive rights.

(5)	To the Company’s knowledge, Michael Reed holds voting and dispositive rights with respect to shares held of record by Vista Consulting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During fiscal years 2008 and 2009, family members, and entities controlled by family members, of Victoria Movtady, and Ameritrust Mortgage Company, an entity controlled by David Bakhshi and Thomas Calabro, the principal officers of the company, loaned to us funds to support our operations.

At November 30, 2009, $22,698 was owed to Paul Maroof, a shareholder of the company and member of the family of Victoria Movtady, and $38,751 was owed to Ameritrust Mortgage Company.  Those loans are unsecured, bear interest at 7% per annum and have no definitive payment terms.

In February 2008, $146,736 of loans from Goli Shares, LLC were converted into 10,830,000 shares of our common stock.  Goli Shares, LLC is controlled by Victoria Movtady.

Item 14.	Principal Accountant Fees and Services

The following table presents fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the years ended November 30, 2008 and 2009 and fees billed for other services rendered by that firm during those periods.

	2008	2009
Audit fees (1)	$10,000	$3,000
Audit related fees	-	4,500
Tax fees	-	250
All other fees	-	-
Total	$10,000	$7,750

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.           Financial statements.  See “Index to Financial Statements” on page 17 of this report.

2.           Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.1	Share Exchange Agreement, dated April 13, 2007, by and among Latin American Telecommunications Venture Company – LATVCO, Avallon 7, Inc., and the stockholders of Avallon 7, Inc.	8-K	4/13/07	2.1

3.1	Amended and Restated Articles of Incorporation	8-K	12/5/97	3.1

3.2	Certificate of Decrease and Increase in Authorized Shares	8-K	12/5/97	3.2

3.3	Amended Bylaws	8-K	12/5/97	3.3

31.1	Section 302 Certification of CEO				X

31.2	Section 302 Certification of CFO				X

32.1	Section 906 Certification of CEO				X

32.2	Section 906 Certification of CFO				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATIN AMERICAN TELECOMMUNICATIONS
Dated: April 14, 2010	VENTURE COMPANY – LATVCO

	By:	/s/ David Bakhshi
David Bakhski
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Bakhshi	Chairman, Chief Executive Officer, President	April 14, 2010
David Bakhshi	And Director (Principal Executive Officer)

/s/ Thomas Calabro	Chief Financial Officer and Director	April 14, 2010
Thomas Calabro	(Principal Financial Officer

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Latin American Telecommunications Venture Company – LATVCO

We have audited the accompanying consolidated balance sheets of Latin American Telecommunications Venture Company – LATVCO as of November 30, 2009 and the related consolidated statements of losses, stockholders’ equity (deficiency) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements of Latin American Telecommunications Venture Company – LATVCO as of November 30, 2008, were audited by other auditors whose report, dated March 24, 2009, on those statements included an explanatory paragraph regarding the company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statement.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements present fairly, in all material respects, the financial position of Latin American Telecommunications Venture Company – LATVCO as of November 30, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United State of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company does not have assets or sources of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FRUMKIN, LUKIN & ZAIDMAN CPAs’, P.C.
Rockville Centre, New York
March 4, 2010

LATIN AMERICAN TELECOMMUNICATIONS VENURE COMPANY - LATVCO
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2009 AND NOVEMBER 30, 2008

	November 30,	November 30,
	2009	2008
	(Audited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$-	$-
Inventory (Note 2)	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Loans payable - related parties (Note 3)	$61,449	$54,500
Accounts payable and accrued expenses	35,727	47,672
Total Current Liabilities	97,176	102,172

Commitments and contingencies (Note 7)	-	-

Stockholders' Equity (Deficit) (Note 4):
Common stock	41,860	33,093
Treasury stock	-	-
Paid-in-capital	693,600	702,367
Accumulated deficit	(832,636)	(837,632)
Total Deficiency Stockholders' Equity	(97,176)	(102,172)

Total liabilities and stockholders' equity (deficiency)	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS COMPANY - LATVCO
CONSOLIDATED AUDITED STATEMENTS OF LOSSES
FOR THE YEAR ENDED NOVEMBER, 2009 AND 2008

	For Year	For Year
	Ended	Ended
	November 30,	November 30,
	2009	2008

Net sales	$36,239	$56,228
Cost of sales	-	35,968
Gross profit (loss)	36,239	20,260

Operating expenses:
Media advertising	-	11,699
Other selling, general and administrative	27,594	91,295
Total operating expenses	27,594	102,994

Loss from operations	8,645	(82,734)

Other income (expense):
Interest expense	(3,620)	(8,059)

Total other (expense) income	(3,620)	(8,059)

Net loss before income taxes	5,025	(90,793)
Provisions from income tax	29	-

Net Income (Loss)	$4,996	$(90,793)

Net loss per common share (basic and diluted)	$0.0001	$(0.0027)

Weighted average of common shares outstanding	37,476,500	33,382,828

The accompanying notes are an integral part of these audited condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

				Additional
	Common Stock		Treasury	Paid in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
Balance at December 1, 2007	34,300,000	$34,300	$(163,106)	$717,530	$(746,839)	$(158,115)

Treasury shares issued to repay loan payable - related party (Note 4)	-	-	146,736	-	-	146,736

Cancellation of treasury shares	(1,207,500)	(1,207)	16,370	(15,163)	-	-

Net loss	-	-	-	-	(90,793)	(90,793)

Balance at November 30, 2008	33,092,500	$33,093	$-	$702,367	$(837,632)	$(102,172)

Issuance of shares	10,830,000	10,830		(10,830)

Cancellation of shares	(2,062,500)	(2,063)		2,063

Net income	-	-	-	-	4,996	4,996

Balance at November 30, 2009	41,860,000	$41,860	$-	$693,600	$(832,636)	$(97,176)

The accompanying notes are an integral part of these audited consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY - LATVCO
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

	November 30,	November 30,
	2009	2008
Cash Flows From Operating Activities:
Net Income (loss)	$4,996	$(90,793)
Adjustments to reconcile net loss to net cash used in operating activities:

Inventory obsolescence charge	-	18,138
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	3,461
Decrease (increase) in inventory	-	17,831
Decrease in prepaid expenses		-
(Decrease) increase in accounts payable	(11,945)	(14,698)
Cash used in operating activities	(6,949)	(66,061)

Cash flows from investing activities:
Proceeds from repayment of note receivable		30,000
Cash provided by (used in) investing activities	-	30,000

Cash flows from financing activities:
Proceeds from loans payable - related parties	6,949	34,500
Repayments of loans payable - related parties	-	(6,969)
Cash provided by financing activities	6,949	27,531

Decrease in cash and cash equivalents	-	(8,530)
Cash and cash equivalents: beginning of year	-	8,530
Cash and cash equivalents end of year	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$12,576
Cash paid for taxes	-	-

Supplemental Disclosure of Noncash Transactions:
Repayment of loan payable - related party with Treasury Stock	$-	$146,736
Retirement of Treasury Stock	$-	$16,370

The accompanying notes are an integral part of these audited consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

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

Basis of Presentation:

The consolidated financial statements include the accounts of LATVCO and its fully-owned subsidiary, Avallon. All significant inter-company transactions and balances have been eliminated in consolidation.

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
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

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

Income Taxes:

The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based upon the differences between financial statements carrying amounts and the tax basis of existing assets and liabilities. During the periods ended November 30, 2009 and November 30, 2008 there were no material differences that required deferred tax asset or liability.

Advertising Costs:

The Company expenses advertising costs as incurred.  The company has not incurred advertising costs for this reporting period.

Inventories:

Inventories are stated at the lower of cost or market using first in, first out (FIFO) method of valuation.

Earnings per share:

The Company presents basic and diluted earnings (loss) per common share pursuant to the provisions of ASC Topic 260 “Earnings per Share”. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recently Issued Accounting Pronouncements:

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”).  The codification did not change GAAP but recognizes the literature.  Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ended November 30, 2009.  The adoption of FASB ASC 105 did not impact our financial position or results of operations.

On January 1, 2009, the Company adopted the new provisions of ASC Topic 805 “Business Combinations and Reorganizations” (“ASC Topic 805”). ASC Topic 805 provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred.

On January 1, 2009, the Company adopted the new provisions of ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”) relating to disclosures about derivative instruments and hedging activities. The new provisions expand quarterly disclosure requirements about an entity’s derivative instruments and hedging activities, which were effective beginning in the first quarter of 2009. The Company believes that these new provisions will not have a significant impact on its financial statement disclosures.

On January 1, 2009, the Company adopted the new provisions of ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC Topic 350”) relating to the determination of the useful life of intangible assets. This new provision amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, the objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805. ASC Topic 350 applies to all intangible assets, whether acquired in a business combination or otherwise and is applied prospectively to intangible assets acquired after December 15, 2008.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recently Issued Accounting Pronouncements: continued

 In June 2009, the FASB issued ASC Topic 855 “Subsequent Events” (“ASC Topic 855”). The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 was adopted on April 5, 2009.  The Company evaluated all events or transactions that occurred after November 30, 2009 through the date this annual report on Form 10-K was filed with the Securities and Exchange Commission. During this period the Company did not have any material recognizable subsequent events that required recognition in our disclosures to the November 30, 2009 financial statements as a result of this subsequent evaluation.

On April 5, 2009, the Company adopted the new provisions of ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”). These new provisions amend ASC Topic 820, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This new provision also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods. The adoption of these new provisions did not have a significant impact on the Company’s financial statements.

On April 5, 2009, the Company adopted the new provisions of ASC Topic 825 “Financial Instruments” (“ASC Topic 825”), These new provisions require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of these new provisions did not have a significant impact on the Company’s financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

NOTE 2. INVENTORY

Inventory is stated at the lower of cost or market using first in, first out (FIFO) method of valuation. At November 30, 2009 components of inventories comprise of the following:

Finished goods	$21,900
Less: write downs	(21,900)
Total	$-

NOTE 3. LOANS PAYABLE – RELATED PARTIES

Loans payable at November 30, 2009 and November 30, 2008 represents unsecured demand loans to related parties. Interest on the loans accrues at a rate of 7% per annum.

NOTE 4.   STOCKHOLDERS’ EQUITY

The company is authorized to issue 99,000,000, $0.001 par value, common shares. There were 41,860,000 shares issued and outstanding at November 30, 2009. In April 2009, the Company issued 10,830,000 shares pursuant to an agreement dated April 1, 2008 which called for the conversion of debt owed to a related party. In addition, the Company cancelled 2,062,500 shares of common stock it received in connection with the February 27, 2008 Settlement Agreement between Bennoti, Inc and the Company. The holders of the company’s common shares have no cumulative voting rights or preemptive rights.

NOTE 5.  INCOME TAX

The Company has adopted ASC Topic 740 “Income Tax”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Management estimates that at November 30, 2009, The company has available for federal income tax purposes, a net operating loss carry forward of approximately $833,000, beginning to expire in the year 2023, that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the limited earning history of the company; it is more likely than not that the benefit may not be realized.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY – LATVCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

NOTE 5.  INCOME TAX – Continued

Components of deferred tax assets as of November 30, 2009 are as follows:

Net Operating losses carry forward	$833,000
Valuation allowance	(833,000)
Net deferred tax assets	$-

NOTE 6. CONCENTRATION OF RISK

The Company maintains cash in deposit accounts in federally insured banks. At times, the balance in the accounts may be in excess of federally insured limits.

NOTE 7.  GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of November 30, 2009 the company has a $97,176 working capital deficit. This factor and the fact that the company has very limited sources of income, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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