Form 10-Q
period 2010-02-28
LATIN AMERICAN TELECOMMUNICATIONS VENTURE CO
filed 2010-04-20
CIK 894558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File No. 033-55254-40

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY
(Exact name of registrant as specified in its charter)

Nevada	87-0485311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1981 Marcus Avenue, #C129 Lake Success, New York	11042
(Address of principal executive offices)	(Zip code)

(516) 448-4444
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 16, 2010, the number of outstanding shares of Common Stock of the issuer was 33,700,000.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2010	November 30, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$184	$—
Inventory	—	—
Total current assets	184	—

Total assets	$184	$—

LIABILITIES INTEREST AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$31,047	$35,727
Loans payable – related parties	70,037	61,449
Total current liabilities	101,084	97,176

Commitments and contingencies

Stockholders’ Equity (Deficit)(Note 3)
Common Stock	41,860	41,860
Paid-in capital	701,760	693,600
Accumulated deficit	(836,360)	(832,636)
	(92,740)	(97,176)
Less: treasury stock	(8,160)	—

Total stockholders’ deficit	(100,900)	(97,176)
Total liabilities and stockholders’ deficit	$184	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	February 28, 2010	February 28, 2009

Net sales	$—	$33,839
Cost of sales	—	—
Gross profit	—	33,839

Operating expenses:
Media advertising	—	—
Selling, general and administrative	2,336	19,709
Total operating expenses	2,336	19,709

Income (loss) from operations	(2,336)	14,130

Interest expense	1,088	777
Income (loss) before income taxes	(3,424)	13,353
Provision for income taxes	300	—
Net income (loss)	(3,724)	$13,353

Net income (loss) per share	$(0.00)	$0.00

Weighted-average shares outstanding	33,700,000	33,092,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	February 28, 2010	February 28, 2009

Cash flows from operating activities:
Net income (loss)	$(3,724)	$13,353
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(4,680)	12,277
Cash provided by (used in) operating activities	(8,404)	25,630

Cash flows from financing activities:
Proceeds from loans payable – related parties	8,588	—
Repayments of loans payable – related parties	—	(20,000)
Cash provided by (used in) financing activities	8,588	(20,000)
Increase (decrease) in cash	184	5,630
Cash, beginning of period	—	—
Cash, end of period	$184	$5,630

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Cash paid during the period for taxes	$—	$—

Supplemental disclosure of non-cash transactions:

Return of stock to treasury	$8,160	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Presentation

The interim condensed consolidated financial statements of Latin American Telecommunications Venture Company (the “Company”, “we”, or “our”) are prepared pursuant to the requirements for reporting on Form 10-Q. The interim condensed consolidated financial statements for the period ended February 28, 2010 have not been audited by our independent registered public accounting firm. The November 30, 2009 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended November 30, 2009. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results that ultimately will be reported for the full year ending November 30, 2010.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The Company believes that the disclosures made are adequate to make the information not misleading.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.	Going Concern

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of February 28, 2010, the Company has a $100,900 working capital deficit. This factor and the fact that the company has very limited sources of income, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

3.	Stockholders’ Equity

During the quarter ended February 28, 2010, a total of 8,160,000 shares of common stock were returned to the Company for cancellation and are classified as treasury stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to our Annual Report on Form 10-K for the year ended November 30, 2009.

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

Results of Operations

During the quarter ended February 28, 2010, we had no sales and had an operating loss of $2,336 and a net loss of $3,724 compared to sales of $33,839, operating income of $14,130 and net income of $13,353 during the same quarter in 2009.

The change in operating results reflects the effective termination of our prior operations and the incurrence of minimum essential costs to maintain our entity during the current year period as compared to the prior year when product sales were still being pursued.

Liquidity and Capital Resources

At February 28, 2010, we $184 of cash and a working capital deficit of $100,900 as compared to no cash and a working capital deficit of $97,176 at November 30, 2009.  The increase in working capital deficit during the period was attributable to the increase in loans from related parties to support payment of our basic overhead costs.

During the quarter ended February 28, 2010, related parties loaned to the Company a total of $8,588.  At February 28, 2010, we owed $70,037 to related parties.

Capital Requirements

We currently have minimal cash on hand and no revenue producing operations and are dependent upon our officers and shareholders to provide funding to support operations for the foreseeable future. There can be no assurance that our officers and shareholders will be willing or able to continue to fund our operating costs or that we will be able to secure additional debt or equity financing from third parties or that such financing will be available on favorable terms.

Our independent auditors, in their report on our November 30, 2009 financial statements included in this Form 10-K, states that our company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at February 28, 2010.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

Changes in Internal Control Over Financial Reporting

During the quarter ended February 28, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of CEO and Principal Executive Officer

31.2	Section 302 Certification of CFO and Principal Financial and Accounting Officer

32.1	Certification of CEO and Principal Executive Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO and Principal Financial and Accounting Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATIN AMERICAN TELECOMMUNICATIONS VENTURE COMPANY

April 19, 2010	By:	/s/ David Bakhshi
David Bakhshi
President and Principal Executive Officer

	By:	/s/ Thomas Calabro
Thomas Calabro
Chief Financial Officer